Form 10KSB
period 2002-12-31
ROYAL PHOENIX
filed 2003-03-31
CIK 1143548

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2002

                      Commission file number 333-72230

                                ROYAL PHOENIX
           (Exact name of registrant as specified in its charter)

Nevada                                                      88-0475757
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification No.)

4180 S. Sandhill Rd., Suite B-9
Las Vegas, Nevada, USA                                           89121
(Address of principal executive offices)                    (zip code)

                Issuer's Telephone Number:    (702) 866-5835

       Securities registered under Section 12(b) of the Exchange Act:
                                    None

       Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $.001 par value
                              (Title if Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to
such filing requirements for the past 90 days.  Yes     X      No

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [     ]

     The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2002, was 710,000 shares, held by 3 stockholders.

     The issuer's revenues for its most recent fiscal year ended December 31, 2002 were
$ -0-.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the last business day of our most recently completed second fiscal quarter was $0 based on a share value of $.03 as of June 28, 2002.

     Transitional Small Business Disclosure Format (check one):  Yes__ No X

                                ROYAL PHOENIX
                        (A DEVELOPMENT STAGE COMPANY)
                          FOR THE FISCAL YEAR ENDED
                              December 31, 2002

                               Index to Report
                               on Form 10-KSB


PART I                                                       Page

Item      1.Business                                          4-9
Item      2.Description of Property                            10
Item      3.Legal Proceedings                                  10
Item      4.Submission of Matters to a Vote of
            Security Holders                                   10

PART II

Item      5.Market for Registrant's Common Equity and
            Related Stockholder Matters                     10-11
Item      6.Plan of Operation                               11-14
Item      7 Financial Statements and Supplementary Data        14
Item      8 Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure             14

PART III

Item      9 Directors and Executive Officers of
            the Registrant                                  14-15
Item      10 Executive Compensation                         15-16
Item      11 Security Ownership of Certain Beneficial
             Owners and Management                             16
Item      12 Certain Relationships and Related Transactions    16
Item      13 Controls and Procedures                        16-17
Item      14 Exhibits, Financial Statement Schedules
             and Reports on Form 8-K                           18

     This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Plan of Operation" under Item 6.

     In this filing references to "Company," "we," "our," and/or "us," refers to Royal Phoenix.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

(a) General Business Development

     Royal Phoenix, a Nevada corporation, is a development stage company incorporated in Nevada in October of 2000. Royal Phoenix was initially a wholly-owned subsidiary of Desert Health Products, Inc. ("Desert Health Products"); however it was decided by Desert Health Products to separate Royal Phoenix from Desert Health Products. Under the terms and conditions of the Separation and Distribution Agreement entered into between Royal Phoenix and Desert Health Products on October 18, 2000, as amended June 22, 2001, Royal Phoenix agreed to issue 10,000 shares of common stock of Royal Phoenix to Desert Health Products.

     Royal Phoenix is a provider of herbal products via internet sales. Under the terms and conditions of a "License, Manufacture and Distribution Agreement," executed between Desert Health Products and Royal Phoenix on October 18, 2000, Desert Health Products will continue to manufacture, package, ship, and handle credit card processing of Royal Phoenix products. This relationship will allow Royal Phoenix to concentrate on the marketing of herbal products. In addition Royal Phoenix may pursue and market other vitamin products which will be private labeled specifically for Royal Phoenix by companies other than Desert Health Products.

     Royal Phoenix has an authorized capitalization of 20,000,000 shares of common stock, $0.001 par value per share, and as of December 31, 2002 there were 710,000 shares outstanding. Royal Phoenix also has an authorized capitalization of 5,000,000 shares of preferred stock at a par value of $0.001 per share, and as of December 31, 2002 there were no shares outstanding.

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

(b) Our Business

      Royal Phoenix is in the development stage to engage in the business of marketing, selling and distributing a line of herbal products under the name Royal Phoenix. The Royal Phoenix herbal product line was developed by Desert Health Products several years ago, however, the product line, after development, was not marketed.

Acquisition of the License, Manufacture and Distribution Agreement

     On October 18, 2000, we acquired a License, Manufacture and Distribution Agreement from Desert Health Products. The License, Manufacture and Distribution Agreement grants us an exclusive right to use the name Royal Phoenix for herbal products developed by Desert Health Products and further provides the manufacture, packaging, shipping, and handling of credit card processing. The consideration for Desert Health Products providing the license was Desert Health Products ability to sell more product through a different distribution channel in addition to retaining 10,000 shares of Royal Phoenix common stock.

The License

     We have an exclusive non transferable license to make, have made, use, market, import, have imported, lease, sell, distribute, offer for sale, or otherwise dispose of a line of vitamins privately labeled under the name Royal Phoenix. Additionally, the agreement with Desert Health Products provides that Desert Health Products shall be responsible for the manufacture, shipment, distribution, labeling, and collection of payments. The license shall continue until December 31, 2010 and does not contain any renewable option periods. The agreement with Desert Health Products does not provide for any minimal shipment amounts. The price we will pay Desert Health Products for products and shipping will include the cost of production, including a reasonable allowance for overhead, plus 30% of such cost and overhead. Nothing in the agreement prevents Royal Phoenix from purchasing product from any other vendor or development, marketing or producing other vitamin and herbal products. Further, the agreement does not prevent Desert Health Products from using the line of herbal products, except Desert Health Products may not market the products under the name "Royal Phoenix."

Our Product

      The following products are currently produced by Desert Health Products under their own label. Desert Health Products, under the license between Desert Health Products and Royal Phoenix, will package and ship these products under the brand name Royal Phoenix.

     Vitamins

       * Antioxidant
       * Multi Vitamin Tablets

     Minerals

       * Multi Mineral Tablets
       * Chromium Picolinate
       * Selenium PlusT
       * Super Minerals w/Aloe VeraT

     Speciality Supplements

       * AlcotrolT
       * AsthmaCalmT
       * Brain BoostT
       * Desert BoostT
       * Enhanced Performance IIT
       * EnercoffeeT
       * Euro FiberT
       * Ginkgo Biloba
       * Glucosamine Complex
       * Liver p.s. TabletsT
       * Lyco/MenT
       * Migrasafe-NT
       * OsteoDense PlusT
       * Pain & Joint Support Cream
       * Shark Cartilage
       * Time-Released Melatonin

Cost and Availability of Raw Materials

     Many of the ingredients contained in our products are not commodities, so price risk cannot be hedged with traditional futures contracts. In addition, some of these plants are picked in the wild, rather than farm cultivated, resulting in a highly unstable supply. This uncertain supply, in combination with the possibility of continued increases in demand, could result in significant increases in the price of the raw materials used in our products. In addition, if due to supply shortages Royal Phoenix is unable to meet the demand of its customers, even if for a short time, the result could be a long-term decrease in sales of our Products. Our ability to increase the price of our licensed products to adjust for increases in raw material costs is limited and there can be no assurance that an adequate supply of ingredients will be available to us and on terms commercially viable to us in order for us to meet supply obligations to our customers. There can be no assurance that raw materials will continue to be available on terms commercially reasonable to us.

Risk Management Insurance

     We do not maintain a liability insurance program as we have not commenced the distribution of products to the general public or others except by way of sample products. Our proposed insurance program, once implemented, will include property, casualty, comprehensive general liability and products liability coverage. Management believes that the proposed insurance program is adequate. The testing, marketing and sale of health care products entail an inherent risk of product liability. There can be no assurance that product liability claims, relating to dietary supplement products, will not be asserted against us, Desert Health Products, its collaborators or its licensees. There can be no assurance that we will be able to maintain such product liability insurance in assignments from various manufacturers or obtain additional insurance, during clinical trials or upon commercialization of any product, on acceptable terms, if at all, or that such insurance will provide adequate coverage against any potential dietary supplement claims. A product liability claim or product recall, relating to dietary supplement products, could and most likely would have a material adverse effect on our business, financial condition or results of operations.

Industry Overview

     The worldwide market for natural dietary supplements is substantial. According to the Dietary Supplement Information Bureau, "Surveys find that the majority of Americans rely on dietary supplements to maintain good health. As a result, the dietary supplement industry generates billions of dollars in sales annually, making it one of the most dynamic sectors of the U.S. economy."

Source and Availability of Raw Materials

      The principal raw materials used by Desert Health Products in the manufacturing process of the products distributed by Royal Phoenix are natural ingredients purchased from distributors primarily in the United States, with certain materials imported from other countries. We believe that at this time the materials purchased by Desert Health Products from its suppliers are readily available from numerous sources and that the loss of these suppliers would not adversely affect our operations.

Quality Control

       Finished production capsules are purchased from manufacturing operations, which include modern quality control laboratories and testing facilities. When products are ready for bottling, automated equipment counts the tablets or capsules, inserts them into bottles, applies a cap, which includes a tamper-resistant inner seal, affixes a label and adds a tamper-resistant outer safety seal. All of this is done according to Good Manufacturing Practice regulations (GMP) for dietary supplements.

Competition

     The market for vitamins and other nutritional supplements is highly competitive in all of our channels of potential distribution. The marketplace for private label business is extremely price sensitive with service levels, quality, innovative packaging, marketing and promotional programs and uniqueness of products being the key factors influencing competitiveness.

      We believe that there are also numerous companies competing for nutritional product lines on the internet. As most companies are privately held, we are unable to precisely assess the size of competitors. Since we have recently established operations, most competitors are substantially larger than us and have greater financial resources.

Government Regulation

     The processing, formulation, packaging, labeling and advertising of our products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the United States Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities, and countries in which our products are sold. In addition, Desert Health Products manufactures certain of our products in compliance with the guidelines promulgated by the United States Pharmacopoeia Convention, Inc. ("USP") and other voluntary standard organizations.

     The Dietary Supplemental Health and Education Act ("DSHEA") recognizes the importance of good nutrition and the availability of safe dietary supplements in preventive health care. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, as a new category of food, separate from conventional food. Under DSHEA, the FDA is generally prohibited from regulating such dietary supplements as food additives or drugs. It requires the FDA to regulate dietary supplements so as to guarantee consumer access to beneficial dietary supplements, allowing truthful and proven claims. Generally, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. However, new dietary ingredients (those not used in dietary supplements marketed before October 15, 1994) require premarket submission to the FDA of evidence of a history of their safe use, or other evidence establishing that they are reasonably expected to be safe. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient that we may decide to use, and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring the FDA pre-approval based on newly conducted, costly safety testing. Also, while DSHEA authorizes the use of statements of nutritional support in the labeling of dietary supplements, the FDA is required to be notified of such statements, and there can be no assurance that the FDA will not consider particular labeling statements used by Royal Phoenix to be drug claims rather than acceptable statements of nutritional support, necessitating approval of a costly new drug application, or relabeling to delete such statements.

     DSHEA also authorizes the FDA to promulgate good manufacturing practice regulations ("GMP") for dietary supplements, which would require special quality controls for the manufacture, packaging, storage and distribution of supplements. We believe that the Desert Health Products facilities and those of independent third party manufacturers have completed significant facility renovations that should allow the Company to comply with the new regulations. DSHEA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements, including claims for supplements pursuant to recommendations made by the Presidential Commission on Dietary Supplement Labels. Such rules, which were issued on September 23, 1997, entail specific requirements relative to the labeling of the Company's dietary supplements. The rules also require additional record keeping and claim substantiation, reformulation, or discontinuance of certain products, which could have a material expense to us.

     In addition, we cannot predict whether new legislation or regulations governing Royal Phoenix's activities will be enacted by legislative bodies or promulgated by agencies regulating our activities, or what the effect of any such legislation or regulations on our business would be.

Research and Development

     Royal Phoenix, being a start up operation, does not conduct primary research for the development of new ingredients. Instead, Royal Phoenix research efforts are focused on relying on new products developed by Desert Health Products, and will in the future develop new products and packaging in response to market trends and consumer demands. We intend to continually reformulate existing Royal Phoenix products in response to changes in nationally advertised brand formulas in order to maintain product comparability.

     We believe that flexibility and innovation with respect to new products will be crucial factors in competing for market share in the field of nutritional supplements. By monitoring market trends and by avoiding short-lived "fad" items, we believe we will be able to anticipate significant consumer demand for certain types of products. Our plan is to monitor the industry by analyzing reports such as the Dietary Supplement Barometer Survey, which tracks American attitudes and beliefs about vitamins, minerals, herbs and specialty supplements. Information gathered in the survey quizzed the knowledge level of respondents about supplementation, finding that while Americans regularly incorporate supplements into their health care regiments, many could use more information about the benefits and responsible usage of these products. By utilizing information provided in surveys similar to the Dietary Supplement Barometer Survey, in addition to surveys which we conduct independently in the future, we will be in a position to understand which products have a tendency to be short lived "fads."

Employees

     We are a development stage company and currently have no employees. We are currently managed by Joseph Scott Wilson, our sole officer and director. We look to Mr. Wilson for his entrepreneurial skills and talents. We plan to use consultants, attorneys and accountants as necessary and do not plan to engage any full-time employees in the near future. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire our stock which would dilute the ownership interest of holders of existing shares of our common stock.

ITEM 2.   DESCRIPTION OF PROPERTY

     We currently maintain a mailing address at 4180 S. Sandhill Rd., Suite B-9, Las Vegas, NV 89121. Our yearly rent of $180 is pre-paid annually. Additionally, Mr. Wilson, our sole officer and director, occasionally will utilize his home to conduct business on our behalf. Mr. Wilson does not receive any remuneration for the use of his residence or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

      As  a  result of our method of operations and business plan we  do  not require personnel other than Mr. Wilson, to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however it is unknown at this time how much space or how many individuals will be required.

ITEM 3.   LEGAL PROCEEDINGS

     We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

     There is currently no public market for our securities. We intend to file for inclusion of our common stock on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board; however, there can be no assurance that NASD will approve the inclusion of the common stock.

(b) Holders of Common Stock

     As of December 31, 2002, we had 3 shareholders of record of the 710,000 shares outstanding.

(c) Dividends

     We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

Recent Sales of Unregistered Securities

     On October 17, 2000, we issued 250,000 shares of our $0.001 par value common stock at $0.03 per share to our sole officer and director in exchange for services valued at $7,500. The shares were issued pursuant to the exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On October 19, 2000, we issued 250,000 shares of our $0.001 par value common stock at $0.03 per share for total cash of $7,500. The shares were issued pursuant to the exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On December 6, 2000, we issued 200,000 shares of our $0.001 par value common stock at $0.03 per share to our sole officer and director in exchange for total cash of $6,000. The shares were issued pursuant to the exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

Use of Proceeds From Registered Securities

     Our Registration Statement on Form SB-2 (File No. 333-72230) related to our initial public offering was declared effective by the SEC on December 30, 2002. As of the date of this filing we have not raised any money under this public offering.

ITEM 6.   PLAN OF OPERATION

     This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

     With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available
cash  flow.   Our  actual results could differ materially  from  the  results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

     Royal Phoenix, which was incorporated in Nevada in October 2000, is a Development Stage Company, engaged in the business of marketing and distributing Royal Phoenix, a line of herbal products. The Royal Phoenix herbal product line was developed by Desert Health Products several years ago, however, the product line, after development, was not marketed.

     We have a limited operating history and have not generated revenues from the sale of any products. Our company and products are the result of an agreement, which was entered into between Royal Phoenix and Desert Health Products, which resulted in the separation from Desert Health Products of the Royal Phoenix line of herbal products developed by Desert Health Products. Our activities have been limited to the negotiation of a license agreement and preliminary market analysis. Consequently, we have incurred the expenses of start-up. Future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of competition and our ability to deliver products while maintaining quality and controlling costs. As a result of our lack of liabilities, our current cash position allows us to maintain a status quo position for a period of approximately six months. However; this position will not allow us to pursue any significant business opportunity.

Plan of Operation

     Since our incorporation on October 17, 2000, we have not been engaged in any significant operations nor have we had any revenues, as we are in the development stage. Our only recent activities include organization of the Company, the negotiation and execution of the license agreement, and research over the Internet to determine methods of acquiring market share presence without significant start up expenses. Our goal is to distribute our own product line of herbal products, primarily through Internet generated sales, at the most cost efficient method.

     During  the  next  12  months  we plan  to  focus  our  efforts  on  the
development   of  our  marketing  program  and  establishing   our   website,
royalphoenix.com, for secure retail purchases.

     Until an infusion of capital, we will not be able to commence operations. We currently have insufficient capital to commence operations and are dependent on proceeds from our registration statement to fund operations along with future common stock offerings and bank borrowings to the extent available to begin such operations. We have suffered start-up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern.

      Satisfaction of our cash obligations for the next 12 months. Our plan of operation is to establish an operational website as soon as practical. When having established our website as operational, we are to commence advertising in selected periodicals, newspapers, and the Internet through banner advertising. We are offering a maximum of 250,000 shares of common stock at a price of $0.10 per share, resulting in a maximum of $25,000 in proceeds. The offering terminates on June 28, 2003. The proceeds of our current registered offering are anticipated to provide our cash requirements for the next 12 months.

     Summary of any product research and development that we will perform for the term of the plan. We do not anticipate performing any significant product research and development under our plan of operation. In lieu of product research and development we anticipate maintaining control over our advertising, especially on the Internet, to assist us in determining the allocation of our limited advertising dollars.

     Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or in the next 12 months.

     Significant changes in number of employees. The number of employees required to operate our business is currently one part time individual. After we commence generating revenues based upon the expenditures of our advertising dollars, and word of mouth advertising, and at the end of the initial 12 month period, our plan of operation anticipates our requiring additional capital to hire at least one full time person.

Liquidity and Capital Resources

     Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

     We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our product packaging, provide order fulfillment through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

     Over  the  next  twelve  months we believe  that  existing  capital  and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through our current registered offering and additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

Going Concern

     The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with production and marketing. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

ITEM 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-10 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      We have not had any disagreements with our independent auditor on accounting or financial disclosures.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names and positions of the executive officers and directors of the Company. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name                Age         Positions and Offices held
Joseph Scott        35     President, Secretary, Treasurer and
Wilson                     Director

Duties, Responsibilities and Experience

     Joseph Scott Wilson is the President, Secretary/Treasurer and Director of Royal Phoenix. Mr. Wilson has been self-employed in various building trades in Las Vegas, Nevada since 1994. While working in the building trades Mr. Wilson acquired a usefulness and education on herbal products. Mr. Wilson's knowledge of the herbal products created his interest in developing a method of marketing herbal products through the Internet and other retail channels.

                    Limitation of Liability of Directors

      Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interest.

               Board of Directors Committees and Compensation

Board Committees

      We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2002, Joseph Scott Wilson filed all forms 3, forms 4 and forms 5 on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation of the Company's executive officers and directors during the last two fiscal years of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business.

Summary Compensation Table

                                                          Long Term
                        Annual Compensation              Compensation
  Name and                         Other Annual   Restricted
  Principal   Year  Salary  Bonus  Compensation      Stock    Options  Other
  Position
Joseph Scott  2000  $2,434    -0-            -0-      450,000     -0-    -0-
Wilson        2001  $3,556    -0-            -0-          -0-     -0-    -0-
President/    2002    $-0-    -0-            -0-          -0-     -0-    -0-
Secretary/
Treasurer/
Director
(1) The 450,000 shares of Restricted Common Stock were purchased by Joseph Scott Wilson at $0.03 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of December 31, 2002 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the outstanding common stock, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group.


                                                            Percent
                                             Number       Beneficially
     Name of Beneficial Owner (1)           of Shares        Owned
Joseph Scott Wilson(2)                         450,000              63%
4180 S. Sandhill Rd., Suite B-9
Las Vegas, NV 89121
Shearson Barney Equity Fund                    250,000              35%
2332 Villandry Ct.
Henderson, NV 89014
All Directors & Officers and Beneficial                           98.5%
Owners as a Group                              700,000

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.
(2) The 450,000 shares of Restricted Common Stock were purchased by Joseph Scott Wilson at $0.03 per share.
(3) The 250,000 shares of Restricted Common Stock were purchased by Shearson Barney Equity Fund at $0.03 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Office services are provided without charge by our sole officer and director. Such costs are immaterial to our financial statements and, accordingly, have not been reflected therein. The estimated fair market value for such facilities are estimated to be $600 per annum.

ITEM 13.  CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange

Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective.

      There has been no significant changes in our internal controls or in other factors that could significantly affect the internal controls
subsequent     to     the     date    we    completed     our     evaluation.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     1.   Financial Statements:

          A.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
          1.     Independent Auditors Report                       F-1
          2.     Financial Statements:
               Balance Sheet                                       F-2
               Statement of Operation                              F-3
               Statement of Changes in Stockholders'               F-4
               Statement of Cash Flows                             F-5
               Notes to Consolidated Financial Statements   F-6 - F-10

     2. During the fiscal year December 31, 2002 the Company filed the following 8-Ks.
          NONE

     3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K
          NONE

     4.   Exhibits

Exhibit                       Description
Number

3(i)*     Articles of Incorporation of Royal Phoenix
3(ii)*    Bylaws of Royal Phoenix
10(a)* Separation and Distribution Agreement dated October 18, 2001, between Desert Health Products, Inc. and Royal Phoenix.
10(b)*    License, Manufacture and Distribution Agreement
10(c)*    Addendum to Separation and Distribution Agreement
23        Auditor's Consent
_____
*    Filed in Form SB-2 on October 26, 2001

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ROYAL PHOENIX

                              By:/S/JOSEPH SCOTT WILSON
                                 Joseph Scott Wilson, President/Director

                                   Dated: March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE                   DATE

                         President/Treasurer      March 31, 2003
Joseph Scott Wilson      Secretary/Director

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Royal Phoenix (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Scott Wilson, President and Chief Acounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  I have reviewed the report;

(2) To the best of my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading:

(3) To the best of my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4)  I:
(a)  am responsible for establishing internal controls;
(b) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to me by others within the Company, particularly during the period of January 1, 2002 through December 31, 2002;
(c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
(d) have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

(5)  I have disclosed to the Company's auditors and the board of directors:
(a) all significant deficiencies in the design or operation of internal control which could adversely affect the Company's ability to record,
process,   summarize,  and  report  financial   data   and   have identified
for the Company's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

(6) I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

(7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

Date: March 31, 2003

/S/JOSEPH SCOTT WILSON
Joseph Scott Wilson, President/Chief Accounting Officer

                                ROYAL PHOENIX

                        INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT                                  F-1
BALANCE SHEETS                                                F-2
STATEMENTS OF OPERATIONS                                      F-3
STATEMENTS OF STOCKHOLDERS' EQUITY                            F-4
STATEMENTS OF CASH FLOWS                                      F-5
NOTES TO FINANCIAL STATEMENTS                            F-6-F-10

Beckstead and Watts, LLP
Certified Public Accountants
                                                      3340 Wynn Road, Suite B
                                                          Las Vegas, NV 89102
                                                                 702.257.1984
                                                             702.362.0540 fax

INDEPENDENT AUDITORS' REPORT

                               March 27, 2003

Board of Directors
Royal Phoenix
Las Vegas, NV

We have audited the Balance Sheets of Royal Phoenix (the "Company") (A Development Stage Company), as of December 31, 2002 and December 31, 2001, and the related Statements of Operations, Stockholders' Equity, and Cash
Flows  for  the  years  then  ended  and for  the  period  October  17,  2000
(inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Phoenix (A Development Stage Company) as of December 31, 2002 and December 31, 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended and for the period October 17, 2000 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 4. The financial statements do not
include  any  adjustments  that  might  result  from  the  outcome  of   this
uncertainty.

Beckstead and Watts, LLP



                                Royal Phoenix
                        (a Development Stage Company)
                               Balance Sheets


                                            December 31,   December 31,
                                                2002           2001
Assets

Current assets:
  Cash                                       $     1,351   $       2,907


     Total current assets                          1,351           2,907

                                             $     1,351   $       2,907


Liabilities and Stockholders' Equity

Current liabilities:
     Total current liabilities
                                             $         -   $           -


Stockholders' equity:

Preferred stock, $0.001 par value,
5,000,000 shares
  authorized, no shares issued and
outstanding

Common stock, $0.001 par value,
20,000,000 shares
  authorized, 710,000 shares issued and              710             710
outstanding

Additional paid-in capital                        20,590          20,590

(Deficit) accumulated during development        (19,949)        (18,393)
stage
                                                   1,351           2,907

                                               $   1,351   $       2,907



 The accompanying notes are an integral part of these financial statements.


                                Royal Phoenix
                        (a Development Stage Company)
                          Statements of Operations

                                                            October 17,
                                                               2000
                               December    December 31,   (inception) to
                                  31,          2001        December 31,
                                 2002                          2002


Revenue
                                $      -   $           -    $           -


Expenses:
  General and administrative
expenses                           1,556           2,534           13,959
  Payroll expenses                     -           3,556            5,990
     Total expenses                1,556           6,090           19,949

Net (loss)
                                $(1,556)   $     (6,090)   $     (19,949)


Weighted average number of
  common shares outstanding      710,000         710,000

Net (loss) per share
                                $ (0.00)   $      (0.00)



 The accompanying notes are an integral part of these financial statements.


                                Royal Phoenix
                        (a Development Stage Company)
                Statement of Changes in Stockholders' Equity
      For the Period October 17, 2000 (Inception) to December 31, 2002

                      Common Stock   Additio    (Deficit)        Total
                         Shares        nal     Accumulated   Stockholders
                         Amount      Paid-in      During           '
                                     Capital   Development      Equity
                                                  Stage
Balance, October          -   $    - $      -  $          -  $           -
17, 2000

Shares retained by   10,000       10      290                          300
founder

Shares issued for   250,000      250    7,250                        7,500
services

Shares issued for   250,000      250    7,250                        7,500
cash

Shares issued for   200,000      200    5,800                        6,000
cash to founder

Net (loss)
 year ended                                        (12,303)       (12,303)
December 31, 2000

Balance, December   710,000      710   20,590      (12,303)          8,997
31, 2000

Net (loss)
 year ended                                         (6,090)        (6,090)
December 31, 2001

Balance, December   710,000   $  710 $ 20,590  $   (18,393)  $       2,907
31, 2001

Net (loss)
 year ended                                         (1,556)        (1,556)
December 31, 2002

Balance, December   710,000   $  710 $ 20,590  $   (19,949)  $       1,351
31, 2002


 The accompanying notes are an integral part of these financial statements.



                                Royal Phoenix
                        (a Development Stage Company)
                           Statements of Cash Flow

                                                         October 17, 2000
                                                          (inception) to
                               December    December 31,    December 31,
                                  31,          2001            2002
                                 2002
Cash flows from operating
activities
Net (loss)                     $ (1,556)   $    (6,090)   $       (19,949)

  Shares issued for services           -              -              7,500
Net cash (used) by operating
activities                       (1,556)        (6,090)           (12,449)

Cash flows from investing
activities                             -              -                  -

Cash flows from financing
activities
  Common stock issued                  -              -             13,800
Net cash provided by
financing activities                   -              -             13,800

Net increase (decrease) in
cash                             (1,556)        (6,090)              1,351
Cash - beginning                   2,907          8,997                  -
Cash - ending                   $  1,351   $      2,907  $           1,351




 The accompanying notes are an integral part of these financial statements.

Note 1 - Summary of significant accounting policies

Organization
The Company was organized October 17, 2000 (Date of Inception) under the laws of the State of Nevada, as Royal Phoenix. The Company began activities to license, manufacture and distribute vitamin formulations. The Company was unsuccessful in conducting any business.

The Company has not commenced significant operations and, in accordance with SFAS #7, the Company is considered a development stage company.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

Revenue recognition
Sales and related cost of sales are generally recognized upon shipment of products. Cost of goods sold generally represents the cost of items sold and the related shipping and selling expenses.

Advertising Costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2002 or December 31, 2001.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002 and December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2002 or December 31, 2001.

Stock-Based Compensation:
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Earnings per share
The Company follows Statement of Financial Accounting Standards No. 128. "Earnings Per Share" ("SFAS No. 128"). Basic earning per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes
The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Note 2 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

There is no provision for income taxes for the year ended December 31, 2002. The Company's total deferred tax asset as of December 31, 2002 is as follows:


                              For the Year Ended   For the Year Ended
                                 December 31,         December 31,
                                     2002                 2001
Net operation loss carry
forward                       $         (19,949)   $          (18,393)
Valuation allowance                       19,949                18,393
Net deferred tax asset       $                 0   $                 0

Note 3 - Stockholder's equity

The Company is authorized to issue 5,000,000 shares of it $0.001 par value preferred stock and 20,000,000 shares of its $0.001 par value common stock.

During October 2000, the Company issued 250,000 of its $0.001 par value common stock at $0.03 per share to its director in exchange for services valued at $7,500. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

During October 2000, the Company issued 250,000 of its $0.001 par value common stock at $0.03 per share for total cash of $7,500. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

During December 2000, the Company issued 200,000 of its $0.001 par value common stock at $0.03 per share to its director in exchange for total cash of $6,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

During October 2000, the Company as a wholly owned subsidiary of Desert Health Products, Inc., agreed under the terms and conditions of a Separation and Distribution Agreement to issue 10,000 of its $0.001 par value common stock at $0.03 per share to Desert Health Products, Inc. The Company accounted for the shares in its fiscal year 2000 as founders shares. The issuance of the shares occurred in June 2001 concurrent with the execution of the Amended Separation and Distribution Agreement. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

There have been no other issuances of common stock.

Note 4 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 17, 2000 (inception) through the period ended December 31, 2002 of $19,949. In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The  ability of the Company to continue as a going concern is dependent  upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The Company plans to raise an additional $25,000 through equity offerings in order to continue operations for the next 12 months. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 5 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 - Related party transactions

The Company issued a combined total of 450,000 shares of its $0.001 par value common stock to its director in exchange for cash and services valued at $13,500.

The Company does not lease or rent any property other than the mail box address, which is leased at a value of $180 per annum. Office services are provided without charge by the Company's director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The estimated fair market value for such facilities are estimated to be $600 per annum.