Form 10QSB
period 2003-06-30
ROYAL PHOENIX
filed 2003-08-05
CIK 1143548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934.

__________________________________

For the quarter ended June 30, 2003	Commission file number 333-72230

ROYAL PHOENIX

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0475757 (I.R.S. Employer Identification No.)

2950 E. Flamingo Rd, Suite B-A2 Las Vegas, Nevada (Address of principal executive offices)
89121 (Zip Code)

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

Yes    X        No

        As of July 30, 2003 there were 9,600,000 shares of common stock outstanding.

        Transitional Small Business Disclosure Format (check one)

Yes          No    X

ROYAL PHOENIX

JUNE 30, 2003

ROYAL PHOENIX

(a Development Stage Company)

BALANCE SHEET

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

	June 30, 2003 (unaudited)	December 31, 2002 (audited)
ASSETS

CURRENT ASSETS
Cash	$ 25,351	$ 1,351

TOTAL CURRENT ASSETS	25,351	1,351
	$ 25,351	$ 1,351

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes Payable	$ 1,500	$ 0

TOTAL CURRENT LIABILITIES	1,500	0

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value authorized 5,000,000; no shares issued and outstanding as of 6/30/03 and 12/31/02
	0	0

Common stock, $.001 par value, authorized 20,000,000 shares; 9,600,000 shares issued and outstanding as of 6/30/03 and 7,100, 000 shares issued and outstanding as of 12/31/02 retroactively restated
	9,600	7,100

Additional paid-in capital	36,700	14,200

(Deficit) accumulated during development stage	(22,449)	(19,949)
TOTAL STOCKHOLDER'S EQUITY	23,851	1,351
	$ 25,351	$ 1,351

The accompanying notes are an integral part of these financial statements.

ROYAL PHOENIX

(a Development Stage Company)

STATEMENT OF OPERATIONS

UNAUDITED

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	For the Period October 17, 2000,(Inception) to June 30, 2003

Revenue	$ 0	$ 0	$ 0	$ 0	$ 0

EXPENSES
General and Administrative	500	0	2,500	56	22,449

TOTAL EXPENSES	500	0	2,500	56	22,449

NET (LOSS)	$ (500)	$ (0.00)	$ (2,500)	$ (56)	$ (22,449)

Weighted average number of common shares outstanding basic and fully diluted	9,600,000	7,100,000	9,600,000	7,100,000

Net (loss) per weighted shares-basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

ROYAL PHOENIX

(a Development Stage Company)

STATEMENT OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	For the Period October 17, 2000,(Inception) to June 30, 2003

Cash Flows from
Operating Activities
Net loss	$ (2,500)	$ (56)	$ (22,449)
Shares issued for services	--	--	7,500

Adjustment to reconcile net loss to net cash used by operations
Note Payable	1,500	--	1,500

Net cash used in operating activities	(1,000)	(56)	(13,449)

Cash Flows from Investing Activities	--	--	--

Cash Flows from Financing Activities
Issuance of common stock	25,000	--	38,800

Net increase in cash	24,000	(56)	25,351

Cash, beginning of period	1,351	2,907	0
Cash, end of period	$ 25,351	$ 2,851	$ 25,351

Supplemental Disclosure
Interest Paid	$ --	$ --	$ --
Taxes Paid	$ --	$ --	$ --

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

Note 2 - Stockholder's Equity

On July 30, 2003, the Company approved a forward stock split on the basis of 10 for 1. All references to the number of shares issued and outstanding have been retroactively restated to reflect the forward split.

During June 2003, the Company completed a public offering on Form SB-2 registered under the Securities Act of 1933, as amended. The Company sold 250,000 shares of its $0.001 par value common stock at a price of $0.10 per share for a total amount raised of $25,000.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 17, 2000 (inception) through the period ended June 30, 2003 of $(22,449). In addition, the Company's development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

ROYAL PHOENIX

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4 - Related party transactions

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

Liquidity and Capital Resources

        Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

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

Off-Balance Sheet Arrangements

        The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Item 3. Controls and Procedures

  Under the supervision and with the participation of our management we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on his evaluation, our sole officer concluded that our disclosure controls and procedures are effective.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

        None

Item 2. Changes in Securities.

        During June 2003, the company completed a public offering on Form SB-2 registered under the Securities Act of 1933. The Company sold 250,000 shares of its $0.001 par value common stock at a price of $0.10 per share for a total amount raised of $25,000.

Use of Proceeds From Sales of Registered Securities

        Our Registration Statement on Form SB- 2 (File No. 333-72230), related to our initial public offering, was declared effective by the SEC on December 30, 2002. A total of 250,000 shares of our Common Stock was registered with the SEC with an aggregate offering price of $25,000. All of these shares were registered on our behalf. The offering commenced in June 2003, and all shares of common stock offered were sold for the aggregate offering price directly by the Company with no commissions paid on funds raised.

        We incurred offering expenses of approximately $6,000 in connection with the offering. Thus the net offering proceeds to us (after deducting offering expenses) were approximately $19,000. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

        As of June 30. 2003, none of the net proceeds had been used. The remaining net proceeds remain in the Company's operating account pending future use.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matter to a Vote of Security Holders.

        None

Item 5. Other Information.

        On July 30, 2003, the Company approved a forward stock split on the basis of 10 for 1. All references to the number of shares issued and outstanding have been retroactively restated to reflect the forward split.

Item 6. Exhibits and Reports on Form 8-K.

        Ex 31 -Certification pursuant to Section 302 of the Sarbanes-Oxley Act

        Ex 32 -Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL PHOENIX

By:/s/ Joseph Scott Wilson

Joseph Scott Wilson, President

Date: August 4, 2003