Form 10KSB/A
period 2002-12-31
ROYAL PHOENIX
filed 2003-08-22
CIK 1143548

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB/A

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

*THIS AMENDMENT IS BEING FILED TO INCLUDE THE CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. THE CERTIFICATION IS ATTACHED HERETO AS EXHIBIT 32.

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

                                   Dated: August 22, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE                   DATE

                         President/Treasurer      August 22, 2003
Joseph Scott Wilson      Secretary/Director

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