Form 10QSB
period 2003-09-30
ROYAL PHOENIX
filed 2003-10-30
CIK 1143548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarter ended September 30, 2003	Commission file number 333-72230

ROYAL PHOENIX

(Exact name of registrant as specified in its charter)

NEVADA	88-0475757
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2950 E. Flamingo Rd., Suite B-A2
Las Vegas, Nevada	89121
(Address of principal executive offices)	(Zip Code)

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

Yes   X     No

As of October 29, 2003 there were 9,615,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes          No    X

ROYAL PHOENIX

SEPTEMBER 30, 2003

INDEX

PART I - FINANCIAL INFORMATION	Page No.

ROYAL PHOENIX

(a Development Stage Company)

BALANCE SHEET

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30, 2003 (unaudited)	December 31, 2002 (audited)
ASSETS

CURRENT ASSETS
Cash	$ 23,851	$ 1,351

TOTAL CURRENT ASSETS	23,851	1,351
	$ 23,851	$ 1,351

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes Payable	$ 0	$ 0

TOTAL CURRENT LIABILITIES	0	0

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value authorized 5,000,000; no shares issued and outstanding as of 9/30/03 and 12/31/02	0	0

Common stock, $.001 par value, authorized 20,000,000 shares; 9,615,000 shares issued and outstanding as of 9/30/03 and 7,100, 000 shares issued and outstanding as of 12/31/02 retroactively restated	9,615	7,100

Additional paid-in capital	38,185	14,200

(Deficit) accumulated during development stage	(23,949)	(19,949)
TOTAL STOCKHOLDER'S EQUITY	23,851	1,351
	$ 23,851	$ 1,351

The accompanying notes are an integral part of these financial statements.

ROYAL PHOENIX

(a Development Stage Company)

STATEMENT OF OPERATIONS

UNAUDITED

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	For the Period October 17, 2000,(Inception) to September 30, 2003

Revenue	$ 0	$ 0	$ 0	$ 0	$ 0

EXPENSES
General and Administrative	1,500	0	4,000	56	23,949

TOTAL EXPENSES	1,500	0	4,000	56	23,949

NET (LOSS)	$ (1,500)	$ (0.00)	$ (4,000)	$ (56)	$ (23,949)

Weighted average number of common shares outstanding basic and fully diluted	9,615,000	7,100,000	9,615,000	7,100,000

Net (loss) per weighted shares-basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

ROYAL PHOENIX

(a Development Stage Company)

STATEMENT OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	For the Period October 17, 2000,(Inception) to September 30, 2003

Cash Flows from
Operating Activities
Net loss	$ (4,000)	$ (56)	$ (23,949)
Shares issued for services	0	0	7,500

Adjustment to reconcile net loss to net cash used by operations	0	0	0

Net cash used in operating activities	(4,000)	(56)	(16,449)

Cash Flows from Investing Activities	0	0	0

Cash Flows from Financing Activities
Converted Note Payable to Equity	1,500	0	1,500
Issuance of common stock	25,000	0	38,800

Net increase in cash	22,500	(56)	23,851

Cash, beginning of period	1,351	2,907	0
Cash, end of period	$ 23,851	$ 2,851	$ 23,851

Supplemental Disclosure
Interest Paid	$ 0	$ 0	$ 0
Taxes Paid	$ 0	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

ROYAL PHOENIX

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 2 - Stockholder's Equity

During June 2003, the Company completed a public offering on Form SB-2 registered under the Securities Act of 1933, as amended. The Company sold 250,000 (pre split) shares of its $0.001 par value common stock at a price of $0.10 per share for a total amount raised of $25,000.

On July 30, 2003, the Company approved a forward stock split on the basis of 10 for 1. All references to the number of shares issued and outstanding have been retroactively restated to reflect the forward split.

During August 2003, the Company issued the sole officer and director of the Company 15,000 shares at $0.10 per shares of its $.001 par value common stock for conversion of a note payable to equity of $1,500. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

Note 3 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 17, 2000 (inception) through the period ended September 30, 2003 of $(23,949). In addition, the Company's development activities since inception have been financially sustained through equity financing.

ROYAL PHOENIX

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

Item 2. Plan of Operation.

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue distribution and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

Royal Phoenix, which was incorporated in Nevada in October 2000, is a Development Stage Company, engaged in the business of marketing and distributing Royal Phoenix, a line of herbal products. The Royal Phoenix herbal product line was developed by Desert Health Products several years ago, however, the product line, after development, was not marketed.

We have a limited operating history and have not generated revenues from the sale of any products. Our company and products are the result of an agreement, which was entered into between Royal Phoenix and Desert Health Products, which resulted in the separation from Desert Health Products of the Royal Phoenix line of herbal products developed by Desert Health Products. Our activities have been limited to the negotiation of a license agreement and preliminary market analysis. Consequently, we have incurred the expenses of start-up. Future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of competition and our ability to deliver products while maintaining quality and controlling costs. As a result of our lack of liabilities, our current cash position allows us to maintain a status quo position for a period of approximately twelve months. However; this position will not allow us to pursue any significant business opportunities.

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

Liquidity and Capital Resources

Since inception, we have financed our cash flow requirements through the issuance of common stock. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

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

Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with distribution and marketing. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

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

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

During June 2003, the company completed a public offering on Form SB-2 registered under the Securities Act of 1933. The Company sold 250,000 (pre split) shares of its $0.001 par value common stock at a price of $0.10 per share for a total amount raised of $25,000.

On July 30, 2003, the Company approved a forward stock split on the basis of 10 for 1. All references to the number of shares issued and outstanding have been retroactively restated to reflect the forward split.

During August 2003, the Company issued the sole officer and director of the Company 15,000 shares at $0.10 per shares of its $.001 par value common stock for conversion of a note payable to equity of $1,500. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

As of September 30, 2003, $4,000 of the net proceeds had been used for legal, accounting and transfer agent expenses. The remaining $15,000 of the net proceeds remain in the Company's operating account pending future use.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matter to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

Ex-31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Ex-32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL PHOENIX

By:/s/ Joseph Scott Wilson

Joseph Scott Wilson, President

Date: October 29, 2003