Form 10KSB
period 2003-12-31
ROYAL PHOENIX
filed 2004-03-09
CIK 1143548

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

None

(Title if Class)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of Common Stock, $0.001 par value, outstanding on February 4, 2004, was 9,615,000 shares, held by 38 stockholders.

The issuer's revenues for its most recent fiscal year ended December 31, 2003 were

$ -0-.

The aggregate market value of the 2,500,000 shares of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $25,000 based on a share value of $0.01 as of June 2003. As of the date of the filing of this 10-KSB the issuer has applied through a market maker, for trading its common stock on the Over-the-Counter Bulletin Board.

Transitional Small Business Disclosure Format (check one): Yes No ___X__

ROYAL PHOENIX

(A DEVELOPMENT STAGE COMPANY)

FOR THE FISCAL YEAR ENDED

December 31, 2003

Index to Report

on Form 10-KSB

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

Royal Phoenix is a provider of herbal products via internet sales. Under the terms and conditions of a "License, Manufacture and Distribution Agreement," executed between Desert Health Products and Royal Phoenix on October 18, 2000, Desert Health Products will continue to manufacture, package, ship, and handle credit card processing of Royal Phoenix products. This relationship will allow Royal Phoenix to concentrate on the marketing of herbal products. In addition, Royal Phoenix may pursue and market other vitamin products which will be private labeled specifically for Royal Phoenix by companies other than Desert Health Products.

Royal Phoenix has an authorized capitalization of 20,000,000 shares of common stock, $0.001 par value per share, and as of December 31, 2003 there were 9,615,000 shares outstanding. Royal Phoenix also has an authorized capitalization of 5,000,000 shares of preferred stock at a par value of $0.001 per share, and as of December 31, 2003 there were no shares outstanding.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however, no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

(b) Our Business

We are establishing Royal Phoenix as an online retail store and information source for vitamins, supplements, minerals and other natural and healthy living products. When our website is complete, we intend to offer an online store at www.royalphoenix.com with our private labeled products on our site and where customers can special order additional products through other suppliers. Through our integration of content and commerce, we intend to provide educational and authoritative news and information about our products and healthy living in general, which we plan to integrate with our product offerings in an easily accessible way. Our online store is intended to provide one-stop shopping for domestic and international customers 24 hours a day, seven days a week and is being designed to feature a convenient, easy to navigate interface, competitive pricing, extensive product information and powerful search capabilities. This phase of our business plan is based upon our raising approximately $100,000. Upon receipt of such capital we anticipate the site to be operational within four to six months. We are prepared to contract with a to be determined outside webmaster for the creation and support of our website; however our contract relationship will not commence until completion of our funding.

Our business model is intended, upon implementation, to take advantage of the unique characteristics of the Internet, which has become an increasingly significant global medium for communication, information and commerce. We believe the increased usage of the Internet is due to a number of factors, including a large installed base of personal computers, advances in the speed of personal computers and modems, easier and cheaper access to the Internet, improvements in network security, infrastructure and bandwidth, a broader range of online offerings and growing consumer awareness of online shopping.

We intend to build a small retail business beyond the traditional retail market. Our initial business plan to establish a business beyond the retail market consists of a business incentive program, whereby we may establish relationships with primary care physicians, alternative health providers, corporate health plans, physician networks, wellness centers, and health clubs. To facilitate this business model we are looking to:

  provide broad distribution of our products to small natural products manufacturers;

  create a forum that will allow small retailers to easily and efficiently order products from small manufacturers; and

  create a branded online storefront for small natural products retailers.

Based upon our research over the past couple of years, we believe that several factors are driving the growth in health and wellness products, including a rapidly growing segment of the population that is concerned with aging and disease, a growing interest in preventative health care, favorable consumer attitudes toward natural products and a generally favorable regulatory statute, the Dietary Supplement Health and Education Act of 1994. Additionally, public awareness of the positive effects of vitamins and other nutritional supplements on health has been heightened by widely publicized reports of favorable research findings.

The vitamins, supplements and minerals market is a subset of the broader natural products market, which includes product categories such as personal care products, household and other general merchandise, perishable and non- perishable foods, organic coffees and teas, sports nutrition, cosmetics, and baby care products. Due to the size of this market and our perception of the absence of a dominant online natural products retailer, we believe that additional opportunities for online sales within the broader natural products market also exist.

We believe that traditional retailers of vitamins, supplements, minerals and other natural and healthy living products face several challenges in providing a satisfying shopping experience for consumers, including:

  Lack of information and product guidance. The typical retail shopping experience can be confusing and often lacks timely, relevant and credible information to educate and guide the consumer to an effective product solution. In particular, retail stores offer consumers more limited means to choose among many products or to select the appropriate product for a given condition other than by asking store personnel who may not be knowledgeable. Further, researching a product or health condition in a retail store can be difficult due to the lack of easily accessible reference materials.

  Lack of convenience and privacy. Traditional retailers have limited store hours and locations. Traditional retailers are also unable to provide consumers with privacy while shopping, as consumers must often reveal personal health conditions when asking store personnel for product advice.

  Limited product assortment. The capital and real estate intensive nature of store-based retailers limit the product selection that can be economically offered in each store location.

As a result of the foregoing limitations, we believe there is significant un-met demand for an alternative shopping channel that can provide consumers of vitamins, supplements, minerals and other natural and healthy living goods with a broad array of products, a wealth of information to help them research and select products and a convenient and private shopping experience.

In addition, we believe that there is an opportunity to assist small natural and healthy living products retailers and manufacturers in addressing these challenges by providing an information-rich, convenient, private, online shopping mechanism to these retailers to offer to their customers and to use in their procurement of goods for sale.

Our long term (3-5 year) ultimate objective is to establish RoyalPhoenix.com as a leading online source for vitamins, supplements, minerals and other natural and healthy living products. In order to meet these objectives we need to:

  offer a broad selection of natural, earth-friendly products;

  operate as a solution-based Internet retailer and wholesaler by integrating content and commercial capabilities:

  own our fulfillment and customer service operations; and

  develop our business beyond the retail market to address the needs of natural and healthy living products retailers and manufacturers.

We have expended significant research time in establishing the various aspects of our online store. Over the next twelve months we intend to have established and launch a fully functional website. When complete the visitors to our store will be greeted by a welcoming home page, which will offer them a list of product departments, merchandising messages, and a selection of best selling and discounted items. In addition, any special offers available for new customers will be displayed on the home page.

Returning visitors will view top-level links to various offers, including new products, hot products, and deep discounts, as well as single-click access to our shopping departments, library, and community areas.

Upon completion of our website there will be several major subsections of the site: "home," with product features and links to other sections of the site; "shop," our store; "library," which contains a wealth of content, including web-enabled content from specific health care book vendors plus numerous articles on other natural and healthy living products; "community," with horoscopes and topical message boards and answers to frequently asked questions; and "MyRoyalAccount," which provides access to a personalized supplement planner, a customer's account, order status, order history, shopping lists, and other information. Each section will be organized to facilitate the customer's navigation.

For example, our website is intended to be designed to allow consumers to be able to shop in four ways:

  By Department. Consumers will be able to search for products among limited product departments on our Web site, such as Vitamins, Herbs & More, Natural Therapies, and Books & Entertainment.

  By Gender/Age. Consumers will be able to search for products and read articles specific to their gender or age among four main categories: Men's Health, Women's Health, Children's Health and Seniors' Health.

  By Ailment. Consumers will be able to search for products related to the more common ailments or be able to search other health concerns included in a "Concerns From A-Z" category.

  By Brand. Consumers will be primarily directed in the Royal Phoenix brand, however we intend to carry other brands and allow our users to be able to search for other brands and browse various categories of products, which are provided for each listed brand.

Included within our next twelve months of development, our website is being designed to offer several personalized services. Our Personal Supplement Planner, to be located in the "MyRoyal Account" section of the website, will allow a customer, upon registration, to answer a number of health and lifestyle-related questions and receive in response a recommended supplement regimen to support their lifestyle and nutritional needs.

We have also been evaluating the concept of a "Life-Plan flyer," an e-mail newsletter that would be sent to subscribers who have opted to receive offers would be personalized with several product offerings, selected based on certain criteria, including past purchase history and news clipping selections.

Additionally, as currently designed, and once implemented, our site is intended to offer consumers an easy and convenient shopping experience. Consumers will simply click on a button to add products to their virtual shopping baskets. As they browse, consumers will be able to add and subtract products from their shopping baskets prior to making a final purchase decision. As part of our merchandising efforts, we will offer promotional discounts on selected products from time to time, which will primarily be our own Royal Phoenix line of products. We will deduct these promotional discounts from the purchase price of products, eliminating the need to cut coupons. To submit orders, customers click on the "Proceed to Check Out" button and prompted to supply shipping and credit card details online. A variety of shipping options will be offered and large orders will receive shipping discounts. Upon their first order, every RoyalPhoenix.com customer will be assigned a password-accessible personal account number. This "My Royal Account" function allows customers to easily view current order status, previous order contents and to select past orders for one-click reorders.

Our site is also intended to offer a wealth of authoritative and educational content. We believe that our integration of content and commerce will result in a more rewarding shopping experience for consumers. We have proposed the development of a library on our site that will include content from health care books as well as articles, news clips and encyclopedia entries from the Encyclopedia of Natural Health and narratives on health conditions, natural remedies, products and recent developments, all of which are being designed to provide credible information and assist consumers with their purchase decisions. We believe a key component of our merchandising strategy will be our ability to link relevant product offerings throughout the text of the various articles, encyclopedia entries and other narratives displayed on our website.

We intend to incorporate a number of books on vitamins, supplements, minerals, natural healing, alternative medicine, home health and cooking as columns from recent issues of health care magazines as part of a topic sensitive, cross-indexed central library on our site. Consumers will be able to search for information on specific topics and link to relevant excerpts or entire text entries from health care books. The Encyclopedia of Natural Health is based on content which we are in the process of evaluating as a license from Healthnotes, Inc. and incorporates information gathered from over 500 authoritative scientific and medical journals, such as The Journal of the American Medical Association, the Lancet and the New England Journal of Medicine.

Our marketing strategy is being designed to develop the RoyalPhoenix.com brand name, develop traffic to the RoyalPhoenix.com store, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities.

Phase II of our Plan is to implement our online strategy involving selective advertising on the websites of major Internet content and service providers (like Google & Yahoo) and targeted health-related websites. This Phase will require the hiring of an internal advertising executive within the Company, or an outside firm with which we can work closely, such as Hall Communications of Las Vegas, Nevada. We do not anticipate commencing this phase until such time as we have raised our Phase II operation advertising funds of approximately $500,000.

This Phase will be highly dependent on the successful completion of Phase I and the receipt of additional capital. We have experienced extreme difficulty in the past in raising capital; however, we anticipate our ability to raise capital to increase based upon receipt of a trading symbol for the OTC:BB. We would anticipate Phase II of our plan to commence in physical 2005.

Once our website is fully operational, we intend to supply products from several distributors and manufacturers. Any such distributor or wholesaler will need to have the capacity of drop shipping, as we do not intend to inventory product, at least initially. We plan to market and distribute merchandise from a number of national brands, and we also plan to focus on our own private label brand, Royal Phoenix. Through our research we have determined that there are a number of private label companies willing to create products for our business plan.

During the next twelve months, as part of our Phase I we intend to finalize a relationship with a person or entity that we can outsource the development of our website and who will implement a broad array of Web site management, search engine, customer support, order processing and order fulfillment systems.

We intend to subcontract the hosting of our website to Earthlink, an Internet service provider with which we have had discussions. Earthlink provides Internet connections to multiple Internet access points, a secure physical environment, climate control, redundant power and 24 hours a day, seven days a week monitoring services. Earthlink has multiple connections to the Internet through separate high bandwidth service providers, and these connections can be expanded as necessary to handle any traffic and demands of our site.

Cost and Availability of Raw Materials

Many of the ingredients contained in our products are not commodities, so price risk cannot be hedged with traditional futures contracts. In addition, some of these plants are picked in the wild, rather than farm cultivated, resulting in a highly unstable supply. This uncertain supply, in combination with the possibility of continued increases in demand, could result in significant increases in the price of the raw materials. In addition, if due to supply shortages Royal Phoenix is unable to meet the demand of its customers, even if for a short time, the result could be a long-term decrease in sales of its Products. Our ability to increase the price of our licensed products to adjust for increases in raw material costs is limited and there can be no assurance that an adequate supply of ingredients will be available to us and on terms commercially viable to us in order for us to meet supply obligations to our customers. There can be no assurance that raw materials will continue to be available on terms commercially reasonable to us.

Risk Management Insurance

We do not maintain a liability insurance program as we have not commenced the distribution of products to the general public or others except by way of sample products. Our proposed insurance program, once implemented, will include property, casualty, comprehensive general liability and products liability coverage. Management believes that the proposed insurance program will be adequate when implemented. The testing, marketing and sale of health care products entail an inherent risk of product liability. There can be no assurance that product liability claims, relating to dietary supplement products, will not be asserted against us, Desert Health Products, its collaborators or its licensees. There can be no assurance that we will be able to maintain such product liability insurance in assignments from various manufacturers or obtain additional insurance, during clinical trials or upon commercialization of any product, on acceptable terms, if at all, or that such insurance will provide adequate coverage against any potential dietary supplement claims. A product liability claim or product recall, relating to dietary supplement products, could and most likely would have a material adverse effect on our business, financial condition or results of operations.

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

Source and Availability of Raw Materials

The principal raw materials used in the manufacturing process of the products intended to be distributed by Royal Phoenix are natural ingredients purchased from distributors primarily in the United States, with certain materials imported from other countries. We believe that at this time the materials purchased from its suppliers are readily available from numerous sources and that the loss of these suppliers would not adversely affect our intended operations.

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

The Dietary Supplemental Health and Education Act ("DSHEA") recognizes the importance of good nutrition and the availability of safe dietary supplements in preventive health care. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, as a new category of food, separate from conventional food. Under DSHEA, the FDA is generally prohibited from regulating such dietary supplements as food additives or drugs. It requires the FDA to regulate dietary supplements so as to guarantee consumer access to beneficial dietary supplements, allowing truthful and proven claims. Generally, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. However, new dietary ingredients (those not used in dietary supplements marketed before October 15, 1994) require premarket submission to the FDA of evidence of a history of their safe use, or other evidence establishing that they are reasonably expected to be safe. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient that we or Desert Health Products may decide to use, and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring the FDA pre-approval based on newly conducted, costly safety testing. Also, while DSHEA authorizes the use of statements of nutritional support in the labeling of dietary supplements, the FDA is required to be notified of such statements, and there can be no assurance that the FDA will not consider particular labeling statements used by Royal Phoenix to be drug claims rather than acceptable statements of nutritional support, necessitating approval of a costly new drug application, or relabeling to delete such statements.

DSHEA also authorizes the FDA to promulgate good manufacturing practice regulations ("GMP") for dietary supplements, which would require special quality controls for the manufacture, packaging, storage and distribution of supplements. We believe that Desert Health Products facilities and those of independent third party manufacturers have completed significant facility renovations that should allow the Company to comply with the new regulations. DSHEA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements, including claims for supplements pursuant to recommendations made by the Presidential Commission on Dietary Supplement Labels. Such rules, which were issued on September 23, 1997, entail specific requirements relative to the labeling of the Company's dietary supplements. The rules also require additional record keeping and claim substantiation, reformulation, or discontinuance of certain products, which could have a material expense to us.

In addition, we cannot predict whether new legislation or regulations governing our activities or those of Desert Health Products will be enacted by legislative bodies or promulgated by agencies regulating our activities, or what the effect of any such legislation or regulations on our business would be.

Research and Development

Royal Phoenix, being a start up operation, does not conduct primary research for the development of new ingredients. Instead, Royal Phoenix research efforts are focused on relying on new products developed by private labeling firms, and will in the future develop new products and packaging in response to market trends and consumer demands. We intend to continually reformulate existing Royal Phoenix products in response to changes in nationally advertised brand formulas in order to maintain product comparability.

We believe that flexibility and innovation with respect to new products will be crucial factors in competing for market share in the field of nutritional supplements. By monitoring market trends and by avoiding short-lived "fad" items, we believe we will be able to anticipate significant consumer demand for certain types of products. Our plan is to monitor the industry by analyzing reports such as the Dietary Supplement Barometer Survey, which tracks American attitudes and beliefs about vitamins, minerals, herbs and specialty supplements. Information gathered in the survey quizzed the knowledge level of respondents about supplementation, finding that while Americans regularly incorporate supplements into their health care regiments, many could use more information about the benefits and responsible usage of these products. By utilizing information provided in surveys similar to the Dietary Supplement Barometer Survey, in addition to surveys which we may conduct independently in the future, we will be in a position to understand which products have a tendency to be short lived "fads."

Employees

We are a development stage company and currently have one part time employee, which is Joseph Scott Wilson, our sole officer and director. We look to Mr. Wilson for his entrepreneurial skills and talents. We plan to use consultants, attorneys and accountants as necessary and do not plan to engage any full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire our stock which would dilute the ownership interest of holders of existing shares of our common stock. In order to substantially impact our revenues we will require additional personnel. These personnel will be added to our management when funds are available. We anticipate such availability to be after 12 months.

ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain a mailing address at 4180 S. Sandhill Rd., Suite B-9, Las Vegas, NV 89121. Our yearly rent of $180 is pre-paid annually. Additionally, Mr. Wilson, our sole officer and director, occasionally will utilize his residence to conduct business on our behalf. Mr. Wilson does not receive any remuneration for the use of his residence or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

There is currently no public market for our securities. We have submitted, through a market maker, for inclusion of our common stock on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board; however, there can be no assurance that NASD will approve the inclusion of the common stock.

(b) Holders of Common Stock

As of December 31, 2003, we had 38 shareholders of record of the 9,615,000 shares outstanding.

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

Recent Sales of Unregistered Securities

On July 30, 2003, we approved a forward stock split on the basis of 10 for 1.

During August 2003, the Company issued the sole officer and director of the Company 15,000 shares of common stock at $0.10 per shares for conversion of a note payable to equity of $1,500. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

As of December 31, 2003, $4,500 of the net proceeds had been used for legal, accounting and transfer agent expenses. The remaining $14,500 of the net proceeds remain in the Company's operating account pending future use.

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

We have a limited operating history and have not generated revenues from the sale of any products. Our company and products are the result of an agreement, which was entered into between Royal Phoenix and Desert Health Products, which resulted in the separation from Desert Health Products of the Royal Phoenix line of herbal products developed by Desert Health Products. Our activities have been limited to the negotiation of a license agreement and preliminary market analysis, capital raising and placing the Company in a position of raising additional capital once the Company's securities are quoted. Consequently, we have incurred the expenses of start-up. Future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of competition and our ability to deliver products while maintaining quality and controlling costs. As a result of our lack of liabilities, our current cash position allows us to maintain a status quo position for a period of approximately six months. However; this position will not allow us to pursue any significant business opportunity.

Plan of Operation

Initially, Royal Phoenix commenced operations as a division of a vitamin company, which ultimately spun from the parent. Since this occurred near 9/11, and the middle of a down market, the business plan of Royal Phoenix initially stalled, then we chose to move forward with the small amount of capital we acquired through private placements and our SEC registration. What we have achieved with the small amount of capital is the development of what we believe to be a fairly unique business model combining the information and technology explosion currently happening in the dietary supplement and nutraceutical industries with the need for information and products for health and wellness. There are several phases of our business model based upon anticipated capital commitments and the actual receipt of capital. Based upon our receipt of capital, certain Milestones will be triggered. Since we are currently in a so-called quiet mode until our completed review by NASD, we are on hold in terms of raising capital necessary to proceed with our next Phase.

We have suffered start-up losses and have limited working capital, which raises substantial concern regarding our ability to continue as a going concern.

Satisfaction of our cash obligations for the next 12 months. Our plan of operation is to establish an operational website as soon as practical. When having established our website as operational, and raising funds under our Phase II, we are to commence advertising through selected internet banner advertising.

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

Milestones

As a result of our being a development stage company with minimal amounts of equity capital initially available, approximately $38,500, we have set our goals for this year in two distinct states: goals based upon our receipt of funding in the amount of $100,000; and goals based upon receiving approximately $500,000.

Stage I:

  Raise approximately $100,000;

  Hire webmaster to set up the online retail store and information source for vitamins, supplements, minerals and other natural and healthy living products; and,

  Subcontract the hosting of our website;

  Develop and contract for our private label products;

  Include within the website educational and authoritative news and information about products and healthy living in general.

Stage II:

  Raise approximately $500,000;

  Purchase a stockpile of our private label products;

  Hire an advertising executive; and,

  Implement our online strategy involving selective advertising on the websites of major Internet content and service providers (like Google & Yahoo and targeted health-related websites

Liquidity and Capital Resources

Since inception, we have financed our cash flow requirements through the issuance of common stock which has resulted in our receipt of $38,500. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

Over the next twelve months we believe that existing capital and anticipated funds from operations will be sufficient to sustain operations and planned expansion. However, in order to expand our business operations we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

ITEM 8A. CONTROLS AND PROCEDURES

We are a development stage company with no revenues and our sole officer and director has responsibility for our internal controls and procedures over our financial reporting.

We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control, therefore, extends to policies, plans, procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, revenues, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of our sole officer and director, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our sole officer and director concluded that, given the Company's limited operations, our disclosure controls and procedures were effective.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name and position of the executive officer and directors of the Company. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Positions and Offices held
Joseph Scott Wilson	36	President, Secretary, Treasurer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC

As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Audit Committee and Financial Expert

We do not have an Audit Committee, Joseph Scott Wilson, our sole director, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

  Compliance with applicable governmental laws, rules and regulations;

  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

  Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Our decision to not adopt such a code of ethics results from our having only one officer and director operating as the sole management for the Company. We believe that as a result of the limited interaction which occurs having a sole officer/director for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Joseph Scott Wilson, our sole director, performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources. Additionally, our common stock is registered under Section 15(d) of the Exchange Act, which currently does not subject us to the Proxy rules of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of the Company's executive officer and director during the last two fiscal years of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options	Others
Joseph Scott Wilson President/Secretary/ Treasurer/Director	2003 2002	$-0- $-0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Compensation Committee

We do not have a formal Compensation Committee. Joseph Scott Wilson, our sole director, performs some of the functions of a Compensation Committee. Due to the lack of revenues, our lack of payment of any executive compensation and our development stage status, we deemed a Compensation Committee to not be necessary at this time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2003 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the outstanding common stock, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group.

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned
Joseph Scott Wilson(2)(3) 4180 S. Sandhill Rd., Suite B-9 Las Vegas, NV 89121	7,015,000	73%
All Directors & Officers and Beneficial Owners as a Group	7,015,000	73%

  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.

  4,500,000 (post 10:1 forward split) shares of Restricted Common Stock were purchased by Joseph Scott Wilson from the company at $0.003 per share.

  (3) During August 2003, the Company issued the sole officer and director of the Company 15,000 shares at $0.10 per shares of its $.001 par value common stock for conversion of a note payable to equity of $1,500.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We do not lease or rent any property other than the mailbox address, which is leased at a value of $180 per annum. Office services are provided without charge by our sole officer and director. Such costs are immaterial to our financial statements and, accordingly, have not been reflected therein. The estimated fair market value for such facilities are estimated to be $600 per annum.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Documents filed as part of this Report

        1.    Financial Statements:

                A    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

        2.    During the fiscal year December 31, 2003 the Company filed the following 8-Ks.

                    NONE

        3.    Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K

                    NONE

        4.    Exhibits

Exhibit                                                         Description

Number
3(i)**	Articles of Incorporation of Royal Phoenix
3(ii)**	Bylaws of Royal Phoenix
10(a)**	Separation and Distribution Agreement dated October 18, 2001, between Desert Health Products, Inc. and Royal Phoenix.
10(b)**	License, Manufacture and Distribution Agreement
10(c)**	Addendum to Separation and Distribution Agreement
23*	Consent of Auditor
31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

_____

* Filed herewith.

** Filed in Form SB-2 on October 26, 2001

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Beckstead and Watts, LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $3,500 and $1,500, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

The Company does not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

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

                                                                                                                            ROYAL PHOENIX

                                                                                                                            By:/S/JOSEPH SCOTT WILSON

                                                                                                                                Joseph Scott Wilson, President/Director

                                                                                                                            Dated: March 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                                                                    OFFICE                                                              DATE

/S/JOSEPH SCOTT WILSON                                         President/Treasurer                                             March 8, 2004

Joseph Scott Wilson                                                          Secretary/Director

ROYAL PHOENIX

Beckstead and Watts, LLP

Certified Public Accountants

3340 Wynn Road, Suite B

Las Vegas, NV 89102

702.257.1984

702.362.0540 fax

INDEPENDENT AUDITORS' REPORT

February 29, 2004

Board of Directors

Royal Phoenix

Las Vegas, NV

We have audited the Balance Sheet of Royal Phoenix (the "Company") (A Development Stage Company), as of December 31, 2003 and December 31, 2002 and the related Statement of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2003, December 31, 2002, and the period October 17, 2000 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that my audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Phoenix (A Development Stage Company) as of December 31, 2003 and December 31, 2002, and the related Statement of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2003, December 31, 2002, and the period October 17, 2000 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP

Royal Phoenix

(a Development Stage Company)

Balance Sheet

	December 31, 2003	December 31, 2002
Assets

Current assets:
Cash	$ 23,351	$ 1,351

Total current assets	23,351	1,351
	$ 23,351	$ 1,351

Liabilities and Stockholder's Equity

Current liabilities:	$ 0	$ 0
Total current liabilities	0	0

Stockholders' equity:

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of 12/31/03 and 12/31/02	0	0

Common stock, $0.001 par value, 20,000,000 shares authorized, 9,615,000 and 7,100,000 shares issued and outstanding as of 12/31/03 and 12/31/02 retroactively restated	9,615	7,100

Additional paid-in capital	38,185	14,200

(Deficit) accumulated during development stage	(24,449)	(19,949)
Total Stockholders' Equity	23,351	1,351

	$ 23,351	$ 1,351

The accompanying notes are an integral part of these financial statements.

Royal Phoenix

(a Development Stage Company)

Statement of Operations

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	October 17, 2000 (inception) to December 31, 2003

Revenue	$ 0	$ 0	$ 0

Expenses:
General and administrative expenses	4,500	1,556	24,449
Total expenses	4,500	1,556	24,449

Net (loss)	$ (4,500)	$ (1,556)	$ (24,449)

Weighted average number of common shares outstanding	9,615,000	7,100,00

Net (loss) per share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

Royal Phoenix

(a Development Stage Company)

Statement of Changes in Stockholders' Equity

For the Period October 17, 2000 (Inception) to December 31, 2003

	Common Stock Shares Amount		Additional Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders' Equity

Balance, October 17, 2000		$ 0	$ 0	$ 0	$ 0

Shares retained by founder	100,000	10	290		300

Shares issued for services	2,500,000	250	7,250		7,500

Shares issued for cash	2,500,000	250	7,250		7,500

Shares issued for cash to founder	2,000,000	200	5,800		6,000

Net (loss)
year ended December 31, 2000				(12,303)	(12,303)
Balance, December 31, 2000	7,100,000	710	20,590	(12,303)	8,997

Net (loss)
year ended December 31, 2001				(6,090)	(6,090)
Balance, December 31, 2001	7,100,000	710	20,590	(18,393)	2,907

Net (loss)
year ended December 31, 2002				(1,556)	(1,556)
Balance, December 31, 2002	7,100,000	710	20,590	(19,949)	1,351

Shares issued for cash	2,500,000	250	24,750		25,000

July 30, 2003
recapitalization adjustment
to additional paid-in-capital		8,640	(8,640)		0

Issued for Debt	15,000	15	1,485		1,500

Net (loss)
year ended December 31, 2003				(4,500)	(4,500)
Balance, December 31, 2003	9,615,000	$ 9,615	$ 38,185	$ (24,449)	$ 23,351

The accompanying notes are an integral part of these financial statements.

Royal Phoenix

(a Development Stage Company)

Statement of Cash Flows

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	October 17, 2000 (inception) to December 31, 2003

Cash Flows from
Operating Activities
Net loss	$ (4,500)	$ (1,556)	$ (24,449)
Shares issued for services	0	0	7,500

Adjustment to reconcile net loss to net cash used by operations	0	0	0

Net cash used in operating activities	(4,500)	(1,556)	(16,949)

Cash Flows from Investing Activities	0	0	0

Cash Flows from Financing Activities
Converted Note Payable to Equity	1,500	0	1,500
Issuance of common stock	25,000	0	38,800

Net increase in cash	22,000	(1,556)	23,351

Cash, beginning of period	1,351	2,907	0
Cash, end of period	$ 23,351	$ 1,351	$ 23,351

Supplemental Disclosure
Interest Paid	$ 0	$ 0	$ 0
Taxes Paid	$ 0	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

Royal Phoenix

(a Development Stage Company)

Notes

Note 1 - Summary of significant accounting policies

Organization

The Company was organized October 17, 2000 (Date of Inception) under the laws of the State of Nevada, as Royal Phoenix. The Company began activities to license, manufacture and distribute vitamin formulations. The Company has been unsuccessful in conducting any business.

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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2003 or December 31, 2002.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003 and December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2003 or December 31, 2002.

Royal Phoenix

(a Development Stage Company)

Notes

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

Royal Phoenix

(a Development Stage Company)

Notes

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(34.0%)
Valuation reserve	34.0%

Total	-%

As of December 31, 2003, the Company has $24,449 net operating loss carry-forward for tax purposes, which will be available to offset future taxable income.

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

Royal Phoenix

(a Development Stage Company)

Notes

There have been no other issuances of common stock.

Note 4 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 17, 2000 (inception) through the period ended December 31, 2003 of $24,449. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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