Form 10KSB/A
period 2003-12-31
ROYAL PHOENIX
filed 2004-03-25
CIK 1143548

*THIS AMENDMENT IS BEING FILED TO CORRECT THE REGISTRANT'S ADDRESS.

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

ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain a mailing address at 2950 E. Flamingo Rd., Suite B-A2, Las Vegas, NV 89121. Our yearly rent of $180 is pre-paid annually. Additionally, Mr. Wilson, our sole officer and director, occasionally will utilize his residence to conduct business on our behalf. Mr. Wilson does not receive any remuneration for the use of his residence or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

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

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned
Joseph Scott Wilson(2)(3) 2950 E. Flamingo Rd., Suite B-A2 Las Vegas, NV 89121	7,015,000	73%
All Directors & Officers and Beneficial Owners as a Group	7,015,000	73%

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