Form 10QSB
period 2004-03-31
ROYAL PHOENIX
filed 2004-05-12
CIK 1143548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004	Commission file number 333-72230

ROYAL PHOENIX

(Exact name of small business issuer as specified in its charter)

Nevada	88-0475757
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2950 E. Flamingo Rd. Suite B-A2
Las Vegas, Nevada	89121
(Address of principal executive offices)	(zip code)

(702) 866-5835

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No

As of March 31, 2004 there were 9,615,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes           No     X

ROYAL PHOENIX

MARCH 31, 2004

ROYAL PHOENIX

(a Development Stage Company)

BALANCE SHEET

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
	March 31, 2004 (unaudited)	December 31, 2003 (audited)
ASSETS

CURRENT ASSETS
Cash	$ 18,851	$ 23,351

TOTAL CURRENT ASSETS	18,851	23,351
	$ 18,851	$ 23,351

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes Payable	$ 0	$ 0

TOTAL CURRENT LIABILITIES	0	0

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value authorized 5,000,000; no shares issued and outstanding as of 3/31/04 and 12/31/03	0	0

Common stock, $.001 par value, authorized 20,000,000 shares; 9,615,000 shares issued and outstanding as of 3/31/04 and 12/31/03	9,615	9,615

Additional paid-in capital	38,185	38,185

(Deficit) accumulated during development stage	(28,949)	(24,449)
TOTAL STOCKHOLDER'S EQUITY	18,851	23,351
	$ 18,851	$ 23,351

The accompanying notes are an integral part of these financial statements.

ROYAL PHOENIX

(a Development Stage Company)

STATEMENT OF OPERATIONS

UNAUDITED

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	For the Period October 17, 2000,(Inception) to March 31, 2004

Revenue	$ 0	$ 0	$ 0

EXPENSES
General and Administrative	4,500	2,000	28,949

TOTAL EXPENSES	4,500	2,000	28,949

NET (LOSS)	$ (4,500)	$ (2,000)	$ (28,949)

Weighted average number of common shares outstanding basic and fully diluted	9,615,000	7,200,000

Net (loss) per weighted shares-basic and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

ROYAL PHOENIX

(a Development Stage Company)

STATEMENT OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	For the Period October 17, 2000, (Inception) to March 31, 2004

Cash Flows from
Operating Activities
Net loss	$ (4,500)	$ (2,000)	$ (28,949)
Shares issued for services	0	0	7,500

Adjustment to reconcile net loss to net cash used by operations	0	0	0

Net cash used in operating activities	(4,500)	(2,000)	(21,449)

Cash Flows from Investing Activities	0	0	0

Cash Flows from Financing Activities
Converted Note Payable to Equity	0	0	1,500
Issuance of common stock	0	1,000	38,800

Net increase in cash	(4,500)	(1,000)	18,851

Cash, beginning of period	23,351	1,351	-
Cash, end of period	$ 18,851	$ 351	$ 18,851

Supplemental Disclosure
Interest Paid	$ 0	$ 0	$ 0
Taxes Paid	$ 0	$ 0	$ 0

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 17, 2000 (inception) through the period ended March 31, 2004 of $28,949. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

Milestones

As a result of our being a development stage company with minimal amounts of equity capital initially available, approximately $38,500, with a current balance of $18,851, we have set our goals for this year in two distinct states: goals based upon our receipt of funding in the amount of $100,000; and goals based upon receiving approximately $500,000.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our sole officer and director we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on his evaluation, our sole officer concluded that our disclosure controls and procedures are effective.

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

As of March 31, 2004, $4,000 of the net proceeds had been used for legal, accounting and transfer agent expenses. The remaining $15,000 of the net proceeds are in our operating account pending future use.

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

Date: May 12, 2004