Form 10QSB
period 2004-06-30
ROYAL PHOENIX
filed 2004-08-13
CIK 1143548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004	Commission file number 333-72230

ROYAL PHOENIX

(Exact name of small business issuer as specified in its charter)

Nevada	88-0475757
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2950 E. Flamingo Rd. Suite B-A2
Las Vegas, Nevada	89121
(Address of principal executive offices)	(zip code)

(702) 866-5835

(Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X       No

        As of June 30, 2004 there were 9,615,000 shares of common stock outstanding.

        Transitional Small Business Disclosure Format (check one)

    Yes             No  X

ROYAL PHOENIX

JUNE 30, 2004

INDEX

PART I - FINANCIAL INFORMATION	Page No.(s)

PART II - OTHER INFORMATION

ROYAL PHOENIX

(a Development Stage Company)

BALANCE SHEETS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
	June 30, 2004 (unaudited)	December 31, 2003 (audited)
ASSETS

CURRENT ASSETS
Cash	$ 18,101	$ 23,351

TOTAL CURRENT ASSETS	18,101	23,351
	$ 18,101	$ 23,351

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes Payable	$ 0	$ 0

TOTAL CURRENT LIABILITIES	0	0

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value authorized 5,000,000; no shares issued and outstanding as of 6/30/04 and 12/31/03
	0	0

Common stock, $.001 par value, authorized 20,000,000 shares; 9,615,000 shares issued and outstanding as of 6/30/04 and 12/31/03
	9,615	9,615

Additional paid-in capital	38,185	38,185

(Deficit) accumulated during development stage	(29,699)	(24,449)
TOTAL STOCKHOLDER'S EQUITY	18,101	23,351
	$ 18,101	$ 23,351

The accompanying notes are an integral part of these financial statements.

ROYAL PHOENIX

(a Development Stage Company)

STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	For the Period October 17, 2000, (Inception) to June 30, 2004

Revenue	$ 0	$ 0	$ 0	$ 0	$ 0

EXPENSES
General and Administrative	750	500	5,250	2,500	29,699

TOTAL EXPENSES	750	500	5,250	2,500	29,699

NET (LOSS)	$ (750)	$ (500)	$ (5,250)	$ (2,500)	$ (29,699)

Weighted average number of common shares outstanding basic and fully diluted	9,615,000	9,600,000	9,615,000	9,600,000

Net (loss) per weighted shares-basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

ROYAL PHOENIX

(a Development Stage Company)

STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	For the Period October 17, 2000, (Inception) to June 30, 2004

Cash Flows from
Operating Activities
Net loss	$ (5,250)	$ (2,500)	$ (29,699)
Shares issued for services	0	0	7,500

Adjustment to reconcile net loss to net cash used by operations	0	0	0
Note Payable	0	1,500	0

Net cash used in operating activities	(5,250)	(1,000)	(22,199)

Cash Flows from Investing Activities	0	0	0

Cash Flows from Financing Activities
Converted Note Payable to Equity	0	0	1,500
Issuance of common stock	0	25,000	38,800

Net increase in cash	(5,250)	24,000	18,101

Cash, beginning of period	23,351	1,351	0
Cash, end of period	$ 18,101	$ 25,351	$ 18,101

Supplemental Disclosure
Interest Paid	$ 0	$ 0	$ 0
Taxes Paid	$ 0	$ 0	$ 0

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 17, 2000 (inception) through the period ended June 30, 2004 of $29,699. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

            We have a limited operating history and have not generated revenues from the sale of any products. Our company and products are the result of an agreement, which was entered into between Royal Phoenix and Desert Health Products, which resulted in the separation from Desert Health Products of the Royal Phoenix line of herbal products developed by Desert Health Products. Our activities have been limited to the negotiation of a license agreement and preliminary market analysis, capital raising and placing the Company in a position of raising additional capital once the Company's securities are quoted. Consequently, we have incurred the expenses of start-up. Future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of competition and our ability to deliver products while maintaining quality and controlling costs. As a result of our lack of liabilities, and limited operations our current cash position allows us to maintain a status quo position for a period of approximately six months. However; this position will not allow us to pursue any significant business opportunity.

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

            During the next 12 months we plan to re-assess our business plan, and alternatively seek out other business opportunities. As a result of our lack of revenue generation, we have not been satisfied with our business plan or original plan of operation. In an effort to substantiate stockholder value, we are seeking compatible business opportunities. We can provide no assurance that we will be able to locate compatible business opportunities.

            Satisfaction of our cash obligations for the next 12 months. Our plan of operation is to establish an operational website as soon as practical. When having established our website as operational, and raising funds under our Plan of Operation, we are to commence advertising through selected Internet banner advertising.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

We are a development stage company, recently organized and have minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

            We were incorporated in October of 2000 as a wholly owned subsidiary of Desert Health Products. Concurrent with formation it was determined to separate Royal Phoenix from Desert Health Products. As a result of our recent start up, Royal Phoenix has yet to generate revenues from operations and has been focused on organizational, start-up, and market analysis activities since we incorporated. Although we have products to market as a result of our license with Desert Health Products, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.

At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

            Because the nature of our business is expected to change as a result of shifts in the market, competition, and the development of new and improved technology, management forecasts are not necessarily indicative of future operations and should not be relied upon as an indication of future performance.

            While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, our actual results may differ substantially from those that are currently anticipated.

Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

            Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

  Deliver to the customer, and obtain a written receipt for, a disclosure document;

  Disclose certain price information about the stock;

  Disclose the amount of compensation received by the broker-dealer or any associated person of the  broker-dealer;

  Send monthly statements to customers with market and price information about the penny stock; and

  In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

            Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

We will need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

            We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity are only sufficient enough to fund our operations through December 31, 2004. After that time we will need to raise additional funds to fund our operations, and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities.

            If operating difficulties or other factors, many of which are beyond our control, cause our revenues or cash flows from operations, if any, to decrease, we may be limited in our ability to spend the capital necessary to complete our development, exploitation and exploration programs. If our resources or cash flows do not rapidly commence, we will require additional financing, in addition to anticipated cash generated from our operations, to fund our planned growth.

            Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

            If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

We are significantly dependent on our sole officer and director, who has limited experience. The loss or unavailability to Royal Phoenix of Mr. Wilson's services would have an adverse effect on our business, operations and prospects.

            Our business plan is significantly dependent upon the abilities and continued participation of Joseph Scott Wilson, our sole officer and director. Although Mr. Wilson is not irreplaceable it would be difficult to replace Mr. Wilson at such an early stage of development of Royal Phoenix. The loss by or unavailability to Royal Phoenix of Mr. Wilson's services would have an adverse effect on our business, operations and prospects. There can be no assurance that we would be able to locate or employ personnel to replace Mr. Wilson, should his services be discontinued. In the event that we are unable to locate or employ personnel to replace Mr. Wilson, then, in that event we would be required to cease pursuing our business opportunity, which could result in a loss of your investment.

Mr. Wilson is involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Wilson's limited time devotion to Royal Phoenix could have an adverse effect on our operations.

            As compared to many other public companies, we do not have the depth of managerial or technical personnel. Mr. Wilson is involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Wilson will devote only a portion, less than 10 hours per month, of his time to our activities. As our sole officer and director, decisions are made at his sole discretion and not as a result of compromise or vote by members of a board.

We may never become profitable or sell any of our herbal products.

            We have had no revenue since our incorporation in October 2000. We have yet to undertake the sale of our herbal products or develop our website. As a result of market conditions we have delayed the commencement of business operations until our stock became quoted on the OTC:BB. Even after we commence distribution of our product there is no guarantee that we will become profitable. Our industry is highly competitive and there is no guarantee that we will be able to secure the business of our target buyers.

Our auditor's report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

            As a result of our deficiency in working capital at December 31, 2003 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through this offering and future equity private placements or debt facilities.

Going Concern

            The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Item 3. Controls and Procedures

            We are a development stage company with no revenues and during the period covered by this quarterly report, our board of directors had responsibility for our internal controls and procedures over our financial reporting.

            We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

            There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

            Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of Joseph Scott Wilson, our President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, Mr. Wilson concluded that, given the Company's limited operations, our disclosure controls and procedures were effective.

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

            As of June 30, 2004, $4,000 of the net proceeds had been used for legal, accounting and transfer agent expenses. The remaining $15,000 of the net proceeds are in our operating account pending future use.

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

ROYAL PHOENIX

By: /s/ Joseph Scott Wilson, President

      Joseph Scott Wilson, President

      (On behalf of the registrant and as

      principal accounting officer)

Date: August 13, 2004