Form 10QSB
period 2004-09-30
ROYAL PHOENIX
filed 2004-11-15
CIK 1143548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004	Commission file number 333-72230

ROYAL PHOENIX

(Exact name of small business issuer as specified in its charter)

Nevada	88-0475757
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2950 E. Flamingo Rd. Suite B-A2
Las Vegas, Nevada	89121
(Address of principal executive offices)	(zip code)

(702) 866-5835

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X      No

As of September 30, 2004 there were 28,845,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes      No X

ROYAL PHOENIX

(a Development Stage Company)

BALANCE SHEET

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
September 30, 2004(unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 17,351

TOTAL CURRENT ASSETS	17,351
$ 17,351

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes Payable	$ 0

TOTAL CURRENT LIABILITIES	0

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value authorized 5,000,000; no shares issued and outstanding as of 9/30/04	0

Common stock, $0.001 par value, authorized 60,000,000 shares; 28,845,000 shares issued and outstanding as of 9/30/04 retroactively restated	28,845

Additional paid-in capital	18,955

(Deficit) accumulated during development stage	(30,449)
TOTAL STOCKHOLDERS' EQUITY	17,351
$ 17,351

The accompanying notes are an integral part of these financial statements.

ROYAL PHOENIX

(a Development Stage Company)

STATEMENTS OF OPERATIONS

UNAUDITED
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	For the Period October 17, 2000, (Inception) to September 30, 2004

Revenue	$ 0	$ 0	$ 0	$ 0	$ 0

EXPENSES
General and Administrative	750	1,500	6,000	4,000	30,449

TOTAL EXPENSES	750	1,500	6,000	4,000	30,449

NET (LOSS)	$ (750)	$ (1,500)	$ (6,000)	$ (4,000)	$ (30,449)

Weighted average number of common shares outstanding basic and fully diluted	28,845,000	28,800,000	28,845,000	28,800,000

Net (loss) per weighted shares-basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

ROYAL PHOENIX

(a Development Stage Company)

STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	For the Period October 17, 2000, (Inception) to September 30, 2004

Cash Flows from
Operating Activities
Net loss	$ (6,000)	$ (4,000)	$ (30,449)
Shares issued for services	0	0	7,500

Adjustment to reconcile net loss to net cash used by operations	0	0	0
Note Payable	0	0	0

Net cash used in operating activities	(6,000)	(4,000)	(22,949)

Cash Flows from Investing Activities	0	0	0

Cash Flows from Financing Activities
Converted Note Payable to Equity	0	1,500	1,500
Issuance of common stock	0	25,000	38,800

Net increase in cash	(6,000)	22,500	17,351

Cash, beginning of period	23,351	1,351	0
Cash, end of period	$ 17,351	$ 23,851	$ 17,351

Supplemental Disclosure
Interest Paid	$ 0	$ 0	$ 0
Taxes Paid	$ 0	$ 0	$ 0

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

ROYAL PHOENIX

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4 - Stockholders' equity

During the period ending September 30, 2004, the Company amended its articles of incorporation to increase it authorized $0.001 par value common stock to 60,000,000 shares.

On September 29, 2004, the Company approved a three for one forward split of its $0.001 par value common stock with an effective date of October 11, 2004. All reference to the number of shares issued and outstanding have been retroactively restated to reflect the forward split.

There have been no other issuances of common stock during the period ended September 30, 2004.

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

We have a limited operating history and have not generated revenues from the sale of any products. Our company and products are the result of an agreement, which was entered into between Royal Phoenix and Desert Health Products, which resulted in the separation from Desert Health Products of the Royal Phoenix line of herbal products developed by Desert Health Products. Our activities have been limited to the negotiation of a license agreement and preliminary market analysis, capital raising and placing the Company in a position of raising additional capital once the Company's securities are quoted. Consequently, we have incurred the expenses of start-up. As a result of our lack of liabilities, and limited operations our current cash position allows us to maintain a status quo position for a period of approximately nine months. However, this position will not allow us to pursue any significant business opportunity.

Plan of Operation

Change in Business Direction

As a result of our lack of revenue generation and the extremely competitive environment for nutritional supplements, we have not been satisfied with our business plan or original plan of operation. In our June 30, 2004 Form 10-QSB we disclosed that during the next 12 months we planned to re-assess our business plan and alternatively seek out other business opportunities capable of increasing stockholder value.

We plan to locate and negotiate with a business entity for the merger of a target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

A business entity, if any, which may be interested in a business combination with us may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish to gain an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

Management is actively engaged in seeking a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Our management, in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon our own efforts in accomplishing our business purposes. Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as we have limited cash assets with which to pay such obligation.

The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as:

  the available technical, financial and managerial resources;

  working capital and other financial requirements; history of operations, if any;

  prospects for the future;

  nature of present and expected competition;

  the quality and experience of management services which may be available and the depth of that management;

  the potential for further research, development, or exploration;

  specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;

  the potential for growth or expansion;

  the potential for profit;

  the perceived public recognition or acceptance of products, services, or trades; name identification; and

  other relevant factors.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target business may have an agreement with a consultant or advisor, providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholder will no longer be in our control. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business stockholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholder swill in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by us may have a significant dilutive effect on the percentage of shares held by our stockholders at such time.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Current Report are advised to determine if we have subsequently filed a Form 8-K.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms in various industries seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for our stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

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

We were incorporated in October of 2000 as a wholly owned subsidiary of Desert Health Products. Concurrent with formation it was determined to separate Royal Phoenix from Desert Health Products. As a result of our recent start up, Royal Phoenix has yet to generate revenues from operations and has been focused on organizational, start-up, and market analysis activities since we incorporated. Although we have products to market as a result of our license with Desert Health Products, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. In addition, we are actively seeking merger or acquisition candidates, which is anticipated to drastically change our business operations.

We are an insignificant participant in the business of seeking mergers wherein a large number of established and well financed entities are our competitors.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies, which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

We have no agreement for a business combination or other transaction and have no predetermined standards for a business combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria, which we will require a Target Company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

A merger with our company will result in a change in control and management.

A business combination involving the issuance of our common stock will, in all likelihood, result in stockholders of a Target Company obtaining a controlling interest in us. The resulting change in control will likely result in removal of our present officer and director and a corresponding reduction in or elimination of his participation in our future affairs.

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

We will need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity are only sufficient enough to fund our operations through June 30, 2005. After that time we will need to raise additional funds to fund our operations.

If operating difficulties or other factors, many of which are beyond our control, cause our revenues or cash flows from operations, if any, to decrease, we may be limited in our ability to spend the capital necessary to complete our development, exploitation and exploration programs. If our resources or cash flows do not rapidly commence, we will require additional financing to fund our planned growth.

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

As a result of our deficiency in working capital at December 31, 2003 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek merger or acquisition candidates, seek additional funding through future equity private placements or debt facilities.

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

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's sole officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's sole officer concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II--OTHER INFORMATION

Other Items

Stock Split and Increase in Authorized Capital Stock

On September 29, 2004, our Board of Directors approved a three for one forward stock-split of our issued and outstanding shares of common stock of record on October 11, 2004. The forward stock-split was effective on October 13, 2004 and increased our number of shares outstanding from 9,615,000 to 28,845,000.

In conjunction with the forward stock-split, we increased our authorized shares of common stock from 20 million shares to 60 million shares, $0.001 par value per share. Pursuant to NRS 78.209 a meeting of our stockholders was not required to increase the authorized shares of common stock or approve the forward stock-split.

OTC:BB Symbol Change

On October 13, 2004, in connection with the stock-split referenced above, the Registrant's OTC:BB symbol changed to "RYLP".

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

As of September 30, 2004, $4,000 of the net proceeds had been used for legal, accounting and transfer agent expenses. The remaining $15,000 of the net proceeds are in our operating account pending future use.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matter to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Ex-31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Ex-32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL PHOENIX

By: /s/ Jospeh Scott Wilson

Joseph Scott Wilson, President

(On behalf of the registrant and as

principal accounting officer)

Date: November 12, 2004