Form 10QSB/A
period 2004-09-30
ROYAL PHOENIX
filed 2004-12-20
CIK 1143548

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

Yes      No X

EXPLANATORY NOTE

Royal Phoenix is filing this Amendment No. 1 to Form 10-QSB to amend its Quarterly Report on Form 10-QSB for the period ended September 30, 2004 (the "Original Filing") filed on November 15, 2004, with the Securities and Exchange Commission in order to replace the Section 302 certifications of its President and Chief Accounting Officer to include new Exhibit 31.

In conformity with SEC Release 34-47986, Royal Phoenix, has removed all language from its President's and Chief Accounting Officer's certifications pertaining to establishing and maintaining internal control over financial reporting.

This Amendment does not amend any other information previously filed in the Original Filing. The Original Filing is hereby superseded and amended with respect to Exhibit 31 set forth in this Amendment No. 1.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

Ex-31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Ex-32* - Certification pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed in original Form 10-QSB on November 15, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL PHOENIX

By: /s/ Jospeh Scott Wilson

Joseph Scott Wilson, President

(On behalf of the registrant and as

principal accounting officer)

Date: December 10, 2004