Form 10KSB
period 2004-12-31
TERAX ENERGY, INC.
filed 2005-03-31
CIK 1143548

UNTIED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-72230

TERAX ENERGY, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0475757
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8150 N. Central Expy., Suite 1800
Dallas, Texas	75206
(Address of principal executive offices)	(zip code)

ROYAL PHOENIX

(Former name or former address, if changed since last report.)

Issuer's Telephone Number: (512) 417-1742

Securities registered under Section 12(b) of the Exchange Act:

None

(Title if Class)

Securities registered under Section 12(g) of the Exchange Act:

None

(Title if Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended December 31, 2004. $-0-

At December 31, 2004, the aggregate market value of the 7,800,000 shares of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $25,300 based on an average share value of $0.00324. As of the date of the filing of this 10-KSB there has been no trades of our common stock on the Over-the-Counter Bulletin Board.

The number of shares of Common Stock, $0.001 par value, outstanding on January 31, 2005, was 28,845,000 shares, held by 28 stockholders.

Transitional Small Business Disclosure Format (check one): Yes               No    X

TERAX ENERGY, INC.

(formerly Royal Phoenix)

(A DEVELOPMENT STAGE COMPANY)

FOR THE FISCAL YEAR ENDED

December 31, 2004

Index to Report

on Form 10-KSB

This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and we do not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Plan of Operation" under Item 6.

In this filing references to "Company," "we," "our," and/or "us," refers to Terax Energy, Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) General Business Development

Terax Energy, Inc, a Nevada corporation, is a development stage company originally incorporated in Nevada as Royal Phoenix in October of 2000. We were initially a wholly-owned subsidiary of Desert Health Products, Inc. ("Desert Health Products"); however it was decided by Desert Health Products to separate the Company from Desert Health Products. Under the terms and conditions of the Separation and Distribution Agreement entered into between the Company and Desert Health Products on October 18, 2000, as amended June 22, 2001, we agreed to issue 10,000 shares of our common stock to Desert Health Products. On March 15, 2005, we changed our name from Royal Phoenix to Terax Energy, Inc.

We have an authorized capitalization of 60,000,000 shares of common stock, $0.001 par value per share, and as of December 31, 2004 there were 28,845,000 shares outstanding. We also have an authorized capitalization of 5,000,000 shares of preferred stock at a par value of $0.001 per share, and as of December 31, 2004 there were no shares outstanding.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. Our cash position may be inadequate to pay all of the costs associated with our operations. We have incurred losses of $32,110 since inception. Our management intends to use borrowings and security sales to mitigate the effects of its cash position, however, no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Recent Developments

On March 22, 2005, our sole officer and director, Joseph Scott Wilson, appointed Bill Chester as a director and as President, Secretary and Treasurer. Mr. Wilson subsequently resigned, leaving Mr. Chester as the sole director of the Company. Mr. Wilson had been unable to secure adequate funding necessary to further the Company's business plan and felt that Mr. Chester's experience in the oil and gas industry is anticipated to provide the Company with new opportunities and directions that lead to the maximization of stockholder value. More information on Mr. Chester can be found in Item 9 of this filing.

Concurrent with his resignation, Mr. Wilson sold 21,030,000 shares of the Company's common stock owned by Mr. Wilson to Mr. Chester for $10,000 in cash. The shares sold by Mr. Wilson to Mr. Chester, represent approximately 73% of the Company's issued and outstanding shares of common stock. Mr. Chester used his personal funds for the purchase of the shares from Mr. Wilson.

(b) Business of Issuer

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

Consistent with this goal, On March 15, 2005, we changed our name from Royal Phoenix to Terax Energy, Inc. The name change was effected through an amendment to our articles of incorporation and approved by the board of directors and by a majority consent of its stockholders. A copy of the certificate of amendment to the articles of incorporation was attached to the Form 8-K file on March 28, 2005 as exhibit 3(i)(a).

We have not totally abandoned our prior business plan. However, we plan to locate and negotiate with an established business entity for the merger of a target business or alternatively acquire a business either compatible with our initial business plan or a business unrelated to the nutritional supplement industry, for example in the oil and gas industry. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

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

We are engaged in seeking an acquisition, locating a new business opportunity, finding a business partner, or locating a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

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

As we are not limiting our search for business opportunities to any particular sector, our management, may not be experienced in matters relating to the business of a target business and will rely solely upon its own efforts in accomplishing our business purposes. Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as we have limited cash assets with which to pay such obligation.

The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as:

  the available technical, financial and managerial resources;

  the availability of audited financial statements;

  working capital and other financial requirements;

  history of operations, if any;

  prospects for the future;

  nature of present and expected competition;

  the quality and experience of management services which may be available and the depth of that management;

  the potential for further research & development;

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

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, our present management and stockholders may no longer be in control of us. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, appoint one or more new officers and directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of us which target business stockholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholders will in all likelihood hold a lesser percentage ownership interest in us following any merger or acquisition. Any merger or acquisition effected by us may have a dilutive effect on the percentage of shares held by our stockholders at such time.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Annual Report are advised to determine if we have subsequently filed a Form 8-K.

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

OTC:BB Symbol Change

On October 13, 2004, in connection with the 3:1 forward stock-split referenced above, our OTC:BB symbol changed to "RYLP", subsequently on March 24, 2005, in conjunction with our name change from Royal Phoenix to Terax Energy, Inc., our OTC:BB trading symbol changed to "TXEI".

Employees

We are a development stage company and currently have one part time employee, which is Bill Chester, our sole officer and director. We look to Mr. Chester for his knowledge and business experience. We plan to use consultants, attorneys and accountants as necessary and do not plan to engage any full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees.

Risk Management Insurance

We do not maintain a liability insurance program as we have not commenced the distribution of products to the general public or others except by way of sample products.

ITEM 2. DESCRIPTION OF PROPERTY

On March 22, 2005, we changed our principal address to 8150 N. Central Expy., Suite 1800, Dallas, Texas 75206. Our phone number is (512) 417-1742. We do not lease any office space at this time..

As a result of our method of operations and business plan we do not require personnel other than Mr. Chester, to conduct our business.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

Subsequent Event

On March 15, 2005, we changed our name from Royal Phoenix to Terax Energy, Inc. The name change was effected through an amendment to our articles of incorporation and approved by the board of directors and by a majority consent of our stockholders. A copy of the certificate of amendment to the articles of incorporation was attached to the Form 8-K filed on March 28, 2005 as exhibit 3(i)(a).

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Since May 28, 2004, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock were published on the OTC Bulletin under the trading symbol "RPNX" through October 12, 2004. On October 13, 2004, in connection with a three for one forward stock split, our OTC:BB symbol changed to "RYLP". Subsequently on March 24, 2005, in conjunction with the name change to Terax Energy, Inc., our OTC:BB trading symbol changed to "TXEI". The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of the date of this filing there has been no trades of our common stock. The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2004
	High	Low
1st Quarter (1)	Not Trading	Not Trading
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.05	0.00

_______

(1) We were eligible for quotation on the OTC Bulletin Board May 28, 2004

(b) Holders of Common Stock

As of December 31, 2004, we had 28 stockholders of record of the 28,845,000 shares outstanding.

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

During August 2003, the Company agreed to issue the former sole officer and director of the Company 45,000 shares of its $0.001 par value common stock at a price of $0.0333 per shares for conversion of a note payable to equity in the amount of $1,500. The Company accounted for the shares in its fiscal year 2003. The issuance of the shares occurred on February 4, 2004.

On September 29, 2004, our Board of Directors approved a 3 for 1 forward stock-split of our issued and outstanding shares of common stock as of October 11, 2004. The forward stock-split was effective on October 13, 2004 and increased our number of shares outstanding from 9,615,000 to 28,845,000.

Use of Proceeds From Registered Securities

Our Registration Statement on Form SB- 2 (File No. 333-72230), related to our initial public offering, was declared effective by the SEC on December 30, 2002. A total of 250,000 shares of our Common Stock was registered with the SEC with an aggregate offering price of $25,000. All of these shares were registered on our behalf. The offering commenced in June 2003, and all shares of common stock offered were sold directly by us with no commissions paid on funds raised.

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

As of December 31, 2004, $4,500 of the net proceeds had been used for legal, accounting and transfer agent expenses. The remaining $14,500 of the net proceeds remain in our operating account pending future use.

Stock Split and Increase in Authorized Capital Stock

On September 29, 2004, our Board of Directors approved a three for one forward stock-split of our issued and outstanding shares of common stock as of October 11, 2004. The forward stock-split was effective on October 13, 2004 and increased our number of shares outstanding from 9,615,000 to 28,845,000.

In conjunction with the forward stock-split, we increased our authorized shares of common stock from 20 million shares to 60 million shares, $0.001 par value per share. Pursuant to NRS 78.209 a meeting of our stockholders was not required to increase the authorized shares of common stock or approve the forward stock-split. A copy of the Certificate of Change was filed in a Form 8-K on October 22, 2004 as Exhibit 3.

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

Overview

We were incorporated in Nevada in October 2000 under the name Royal Phoenix, as a Development Stage Company, previously engaged in the business of marketing and distributing Royal Phoenix, a line of herbal products. The Royal Phoenix herbal product line was developed by Desert Health Products several years ago, however, the product line, after development, was not marketed. We are currently seeking potential alternative business opportunities in conjunction with evaluating our current business plan.

Subsequent Event

On March 15, 2005, we changed our name from Royal Phoenix to Terax Energy, Inc. The name change was effected through an amendment to our articles of incorporation and approved by the board of directors and by a majority consent of our stockholders.

We have a limited operating history and have not generated revenues from the sale of any products. Our company and products are the result of an agreement, which was entered into between us and Desert Health Products, which resulted in the separation from Desert Health Products of the Royal Phoenix line of herbal products developed by Desert Health Products. Our activities have been limited to the negotiation of a license agreement and preliminary market analysis, capital raising and placing us in a position of raising additional capital. Consequently, we have incurred the expenses of start-up. Future operating results will depend on many factors, including our ability to raise adequate working capital, our ability to locate a potential merger or acquisition target, the level of competition and our ability to deliver products while maintaining quality and controlling costs. As a result of our lack of liabilities, our current cash position allows us to maintain a status quo position for a period of approximately six months. However; this position will not allow us to pursue any significant business opportunity.

Since our incorporation in October 2000 through December 31, 2004, we have not generated any revenues and have incurred a net loss of $32,110. As a result of our determination of the potential lack of viability of the business model, and our lack of capital to pursue the business model, we have decided to seek other business alternatives. However, we have not entirely abandoned our previous business plan.

Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to establish a marketing venue for the sale of private label vitamin products supplied by Desert Health Products. We capitalized our company with $13,500 from our former sole officer, director and stockholder, Mr. Wilson. We subsequently raised $25,000 from a direct offering registration. After covering costs related to our start up business operations, as of December 31, 2004, we had cash remaining of $15,690. We do not believe that the available cash will satisfy our cash obligations for the next twelve months. We believe that we will require at least $30,000 to continue our existence, which sum would not include sufficient capital to continue with any significant business opportunity. We have included in our recent business plan the concept of seeking, either venture partners, merger candidates, or other means of perfecting a business opportunity or funds needed if we consummate a merger or acquisition. We have been unsuccessful in the past of generating sufficient capital to perfect our business plan. In an effort to assist us in seeking other business opportunities, we have changed our management.

Summary of any product research and development that we will perform for the term of the plan. We do not anticipate performing any significant product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or anticipated in the next 12 months.

Significant changes in number of employees. We currently do not have any employees other than our sole officer, Bill Chester, and until we either obtain sufficient capital to pursue our business plan, or either acquire a business with sufficient cash, or merge with such a company, we will not require new employees.

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

We plan to locate and negotiate with a business entity for the merger of a target business into us. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

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

On March 22, 2005 our management changed to allow for the pursuit of other business opportunities.

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can locate a merger or acquisition target or generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our operations, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

Since inception, we have financed our cash flow requirements through the issuance of common stock, which has resulted in our receipt of $38,500. As we continue our activities, we may continue to experience net negative cash flows from operations, pending consummation of a merger or acquisition or the receipt of sales revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations. Consequently, we will be required to seek additional capital in the future to fund operations through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies searching for viable merger or acquisition candidates. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our revised business model, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

As of December 31, 2004, we had assets of $15,690 and no in liabilities. Resulting in a stockholder's equity of $15,690.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

We are a development stage company, with a minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We were incorporated in October of 2000 as a wholly owned subsidiary of Desert Health Products. Concurrent with formation it was determined to separate us from Desert Health Products. We have yet to generate revenues from operations and have been focused on organizational, start-up, and market analysis activities since we incorporated. Although we have products to market as a result of our license with Desert Health Products, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. In addition, we are actively seeking merger or acquisition candidates, which is anticipated to drastically change our business operations.

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

We have reached no definitive arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria, which we will require a Target Company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

We recently changed our management and are unsure of the effect on our ability to operate.

On March 22, 2005, Bill Chester, took over management of our operations. Although Mr. Chester has experience in business matters, we are unsure as to whether Mr. Chester will provide a positive benefit to us in light of our current financial position.

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

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity are only sufficient enough to fund our operations through June 30, 2005. After that time we may need to raise additional funds to fund our operations.

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

As a result of our deficiency in working capital at December 31, 2004 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek merger or acquisition candidates, seek additional funding through future equity private placements or debt facilities.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. As a result, we incurred accumulated net losses from October 17, 2000 (inception) through the period ended December 31, 2004 of $32,110. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-10 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any disagreements with our independent auditor on accounting or financial disclosures.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our sole officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our sole officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

NONE

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name and position of the executive officer and directors of us. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Positions and Offices held
Joseph Scott Wilson	37	Former President, Secretary, Treasurer and Director (1)
Bill Chester	55	President, Secretary, Treasurer and Director (1)

  On March 22, 2005, Joseph Scott Wilson, resigned from our board of directors and as President, Secretary and Treasurer, concurrent with Mr. Wilson's resignation, Mr. Chester was appointed our President, Secretary and Treasurer.

Duties, Responsibilities and Experience

Bill Chester Mr. Chester has over 25 years experience in the oil and gas, banking and real estate industries. Since 2000, Mr. Chester has been an independent consultant providing services to the oil and gas and real estate industries. From 1998 to 2000 Mr. Chester was Vice-President of Strategy One Solutions, a 3D seismic services company and from 1985 to 1997 Mr. Chester was President of Crestar Investments, an oil and gas exploration company. Mr. Chester received a Bachelor of Science Degree in 1971 from Lamar University and a Masters Degree form Stephen F. Austin State University in 1977.

Joseph Scott Wilson was our President, Secretary/Treasurer and Director from inception through March 22, 2005. Mr. Wilson has been self-employed in various building trades in Las Vegas, Nevada since 1994. While working in the building trades Mr. Wilson acquired a usefulness and education on herbal products. Mr. Wilson's knowledge of the herbal products created his interest in developing a method of marketing herbal products through the Internet and other retail channels.

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

Audit Committee and Financial Expert

We do not have an Audit Committee, Bill Chester, our sole director will perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

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

Our decision to not adopt such a code of ethics results from our having only one officer and director operating as the sole management for us. We believe that as a result of the limited interaction which occurs having a sole officer/director for us eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Bill Chester, our sole director will perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources. Additionally, our common stock is registered under Section 15(d) of the Exchange Act, which currently does not subject us to the Proxy rules of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of our executive officer and director during the last three fiscal years. The remuneration described in the table does not include the cost to us of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of our business.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options	Others
Bill Chester President/Secretary/ Treasurer/Director (1)	2004	$-0-	-0-	-0-	-0-	-0-	-0-

Joseph Scott Wilson Former President/Secretary/ Treasurer/Director (1)	2004 2003 2002	$-0- $-0- $-0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

  On March 22, 2005, Joseph Scott Wilson, resigned from our board of directors and as President, Secretary and Treasurer, concurrent with Mr. Wilson's resignation, Mr. Chester was appointed our President, Secretary and Treasurer.

Compensation Committee

We do not have a formal Compensation Committee. Bill Chester, our sole director will perform some of the functions of a Compensation Committee. Due to the lack of revenues, our lack of payment of any executive compensation and our development stage status, we deemed a Compensation Committee to not be necessary at this time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 23, 2005 with respect to the beneficial ownership of common stock by (i) each person who to our knowledge beneficially owned or had the right to acquire more than 5% of the outstanding common stock, (ii) each director of us and (iii) all executive officers and directors of us a group.

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned
Bill Chester(2) Current sole officer and Director 200A West Chester Pflugerville, TX 78660	21,030,000	73%
Joseph Scott Wilson(3) Former sole officer and director 2950 E Flamingo Rd., Suite B-A2 Las Vegas, NV 89121	15,000	0%
All Directors & Officers and Beneficial Owners as a Group	21,045,000	73%

  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

  On March 22, 2005, Joseph Scott Wilson, our former sole officer and director of, sold 21,030,000 shares of our common stock owned by Mr. Wilson to Bill Chester for $10,000 in cash.

  On March 22, 2005, Joseph Scott Wilson, resigned from our board of directors and as President, Secretary and Treasurer, concurrent with Mr. Wilson's resignation, Mr. Chester was appointed our President, Secretary and Treasurer.

Change in Control

On March 22, 2005, our sole officer and director, Joseph Scott Wilson, appointed Bill Chester as a director and as President, Secretary and Treasurer. Mr. Wilson subsequently resigned, leaving Mr. Chester as the sole director of the Company. Concurrent with his resignation, Mr. Wilson sold 21,030,000 shares of the Company's common stock owned by Mr. Wilson to Mr. Chester for $10,000 in cash. The shares sold by Mr. Wilson to Mr. Chester, represent approximately 73% of the Company's issued and outstanding shares of common stock. Mr. Chester used his personal funds for the purchase of the shares from Mr. Wilson.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During August 2003, the Company agreed to issue the former sole officer and director of the Company 45,000 shares of its $0.001 par value common stock at a price of $0.0333 per shares for conversion of a note payable to equity in the amount of $1,500. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

ITEM 13. EXHIBITS

(a) Documents filed as part of this Report

        1. Financial Statements:

A. INDEX TO FINANCIAL STATEMENTS

2. Exhibits

Exhibit	Description
Number
3(i)**	Articles of Incorporation
3(i)a***	Certificate of Change
3(i)b****	Certificate of Name Change
3(ii)**	Bylaws
10(a)**	Separation and Distribution Agreement dated October 18, 2001, between Desert Health Products, Inc. and Royal Phoenix.
10(b)**	License, Manufacture and Distribution Agreement
10(c)**	Addendum to Separation and Distribution Agreement
31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

_____

* Filed herewith.

** Filed in Form SB-2 on October 26, 2001

*** Certificate of Change was filed in a Form 8-K on October 22, 2004 as Exhibit 3.

**** Certificate of Name Change was filed in a Form 8-K on March 29, 2005 as Exhibit 3ia

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Beckstead and Watts, LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were $4,250 and $3,500, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

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

TERAX ENERGY, INC.

By /s/ Bill Chester

Bill Chester, President/Director

Dated: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Bill Chester	President, Secretary/	March 30, 2005
Bill Chester Treasurer, Director,
Principal Financial
Officer

TERAX ENERGY, INC.

Beckstead and Watts, LLP

Certified Public Accountants

2425 Horizon Ridge

Henderson, NV 89052

702.257.1984

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Terax Energy, Inc., (formerly Royal Phoenix) (the "Company") (A Development Stage Company), as of December 31, 2004, and the related statement of operations, stockholders' equity, and cash flows for the period ended December 31, 2004 and 2003 and from October 17, 2000 (Date of Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terax Energy, Inc., (formerly Royal Phoenix) (A Development Stage Company) as of December 31, 2004, and the results of its operations and cash flows for the period ended December 31, 2004 and 2003 and for the period October 17, 2000 (Date of Inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP

Las Vegas, NV

March 24, 2005

TERAX ENERGY, INC.

(formerly Royal Phoenix)

(a Development Stage Company)

Balance Sheet
December 31, 2004
Assets

Current assets:
Cash	$ 15,690

Total current assets	15,690
$ 15,690

Liabilities and Stockholder's Equity

Current liabilities:	$ 0
Total current liabilities	0

Stockholders' equity:

Preferred stock, $0.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding	-

Common stock, $0.001 par value, 60,000,000 shares authorized, 28,845,000 shares issued and outstanding	28,845

Additional paid-in capital	18,955

(Deficit) accumulated during development stage	(32,110)
15,690

$ 15,690

The accompanying notes are an integral part of these financial statements.

TERAX ENERGY, INC.

(formerly Royal Phoenix)

(a Development Stage Company)

Statements of Operations
	For the Year Ended December 31		October 17, 2000 (inception) to December 31, 2004
	2004	2003
Revenue	$ -	$ -	$ -

Expenses:
General and administrative expenses	7,661	4,500	32,110
Total expenses	7,661	4,500	32,110

Net (loss)	$ (7,661)	$ (4,500)	$ (32,110)

Weighted average number of common shares outstanding - basic and fully diluted	28,845,000	28,845,000

Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

TERAX ENERGY, INC.

(formerly Royal Phoenix)

(a Development Stage Company)

Statement of Changes in Stockholders' Equity

For the Period October 17, 2000 (Inception) to December 31, 2004

	Common Stock Shares Amount		Additional Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders' Equity

Balance, October 17, 2000	-	$ -	$ -	$ -	$ -

Founders shares	300,000	300	-	-	300

Shares issued for services	7,500,000	7,500	-	-	7,500

Shares issued for cash	7,500,000	7,500	-	-	7,500

Shares issued for cash	6,000,000	6,000	-	-	6,000

Net (loss) year ended December 31, 2000	-	-	-	(12,303)	(12,303)
Balance, December 31, 2000	21,300,000	21,300	-	(12,303)	8,997

Net (loss) year ended December 31, 2001	-	-	-	(6,090)	(6,090)
Balance, December 31, 2001	21,300,000	21,300	-	(18,393)	2,907

Net (loss) year ended December 31, 2002	-	-	-	(1,556)	(1,556)
Balance, December 31, 2002	21,300,000	21,300	-	(19,949)	1,351

Shares issued for cash	7,500,000	7,500	17,500	-	25,000

Shares issued for debt conversion	45,000	45	1,455	-	1,500

Net (loss) year ended December 31, 2003	-	-	-	(4,500)	(4,500)
Balance, December 31, 2003	28,845,000	28,845	18,955	(24,449)	23,351

Net (loss) year ended December 31, 2004	-	-	-	(7,661)	(7,661)
Balance, December 31, 2004	28,845,000	$ 28,845	$ 18,955	$ (32,110)	$ 15,690

The accompanying notes are an integral part of these financial statements.

TERAX ENERGY, INC.

(formerly Royal Phoenix)

(a Development Stage Company)

Statements of Cash Flows

For the Year Ended December 31		October 17, 2000 (inception) to December 31, 2004
2004	2003

Cash flows from operating activities
Net loss	$ (7,661)	$ (4,500)	$ (32,110)
Shares issued for services	-	-	7,500
Net cash (used) by operating activities	(7,661)	(4,500)	(24,610)

Cash flows from financing activities
Debt conversion	-	1,500	1,500
Issuance of common stock	-	25,000	38,800
Net cash provided by financing activities	-	26,500	40,300

Net (decrease) increase in cash	(7,661)	22,000	15,690
Cash - beginning	23,351	1,351	-
Cash - ending	$ 15,690	$ 23,351	$ 15,690

Supplemental disclosure
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Shares issued for services	-	-	7,500,000

The accompanying notes are an integral part of these financial statements.

TERAX ENERGY, INC.

(formerly Royal Phoenix)

(a Development Stage Company)

Notes

Note 1 - Summary of significant accounting policies

Organization

The Company was organized October 17, 2000 (Inception) under the laws of the State of Nevada, as Royal Phoenix. The Company began activities to license, manufacture and distribute vitamin formulations. On March 15, 2005, the Company changed its name from Royal Phoenix to Terax Energy, Inc. The Company has been unsuccessful in conducting any business.

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

Revenue recognition

The Company's revenues and cost of sales are to be recorded on a net basis upon receipt of the revenues generated from the sale of its products.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2004.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2004.

TERAX ENERGY, INC.

(formerly Royal Phoenix)

(a Development Stage Company)

Notes

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

Recent pronouncements

In January 2004, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2004. The consolidation requirements will apply to entities established prior to January 31, 2004 in the first fiscal year or interim period beginning after June 15, 2004. The disclosure requirements will apply in all financial statements issued after January 31, 2004. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2004.

TERAX ENERGY, INC.

(formerly Royal Phoenix)

(a Development Stage Company)

Notes

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 17, 2000 (inception) through the period ended December 31, 2004 of $32,110. In addition, the Company's development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

TERAX ENERGY, INC.

(formerly Royal Phoenix)

(a Development Stage Company)

Notes

Note 3 - Income taxes

For the period ended December 31, 2004 the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2004, the Company had approximately $32,110 of federal and state net operating losses. The net operating loss carry forwards, if not utilized will begin to expire in 2020.

The components of the Company's deferred tax asset are as follows:

	As of December 31,	As of December 31,
	2004	2003
Deferred tax assets:
Net operating loss carry forwards	$ 32,110	$ 24,449
Total deferred tax assets	32,110	24,449

Deferred tax liabilities:
Depreciation	-0-	-0-

Net deferred tax assets before valuation allowance	32,110	24,449
Less: Valuation allowance	(32,110)	(24,449)
Net deferred tax assets	$ -0-	$ -0-

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company provided a full valuation allowance against its net deferred tax assets at December 31, 2004.

Note 4 - Stockholder's equity

The Company is authorized to issue 5,000,000 shares of it $0.001 par value preferred stock and 60,000,000 shares of its $0.001 par value common stock.

During October 2000, the Company as a wholly owned subsidiary of Desert Health Products, Inc., agreed under the terms and conditions of a Separation and Distribution Agreement to issue 300,000 of its $0.001 par value common stock at $0.001 per share to Desert Health Products, Inc. The Company accounted for the shares in its fiscal year 2000 as founder's shares. The issuance of the shares occurred on June 22, 2001 concurrent with the execution of the Amended Separation and Distribution Agreement.

On October 17, 2000, the Company issued 7,500,000 shares of its $.001 par value common stock in exchange for services valued at $7,500.

TERAX ENERGY, INC.

(formerly Royal Phoenix)

(a Development Stage Company)

Notes

On October 18, 2000, the Company issued 7,500,000 shares of its $.001 par value common stock in exchange for cash in the amount of $7,500.

On October 18, 2000, the Company agreed to issue 6,000,000 shares of its $.001 par value common stock in exchange for cash in the amount of $6,000. The Company accounted for the shares in its fiscal year 2000. The issuance of the shares occurred on December 22, 2001

During June 2003, the Company completed a public offering on Form SB-2 registered under the Securities Act of 1933, as amended. The Company sold 7,500,000 shares of its $0.001 par value common stock at a price of $0.00333 per share for cash in the amount of $25,000.

On July 30, 2003, the Company approved a forward stock split on the basis of 10 for 1. All references to the number of shares issued and outstanding have been retroactively restated to reflect the forward split.

During August 2003, the Company agreed to issue the former sole officer and director of the Company 45,000 shares of its $0.001 par value common stock at a price of $0.0333 per shares for conversion of a note payable to equity in the amount of $1,500. The Company accounted for the shares in its fiscal year 2003. The issuance of the shares occurred on February 4, 2004.

During the period ended September 30, 2004, the Company amended its articles of incorporation to increase its authorized $0.001 par value common stock to 60,000,000 shares.

On September 29, 2004, the Company approved a forward stock split on the basis of 3 for 1. All references to the number of shares issued and outstanding have been retroactively restated to reflect the forward split.

There have been no other issuances of common or preferred stock.

Note 5 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.