Form 10QSB
period 2005-03-31
TERAX ENERGY, INC.
filed 2005-05-13
CIK 1143548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Issuer's Telephone Number: (512) 417-1742

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X          No

As of March 31, 2005 there were 28,845,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes               No      X

TERAX ENERGY, INC.
MARCH 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TERAX ENERGY, INC.

(formerly Royal Phoenix)

(a Development Stage Company)

Balance Sheet

March 31, 2005
Assets

Current assets:
Cash	$ 14,718

Total current assets	14,718
$ 14,718

Liabilities and Stockholder's Equity

Current liabilities:	$ 0
Total current liabilities	0

Stockholders' equity:

Preferred stock, $0.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding	-

Common stock, $0.001 par value, 60,000,000 shares authorized, 28,845,000 shares issued and outstanding	28,845

Additional paid-in capital	18,955

(Deficit) accumulated during development stage	(33,082)
14,718

$ 14,718

The accompanying notes are an integral part of these financial statements.

TERAX ENERGY, INC.

(formerly Royal Phoenix)

(a Development Stage Company)

Statements of Operations

	For the Three Months Ended March 31		October 17, 2000 (inception) to March 31,
	2005	2004	2005

Revenue	$ -	$ -	$ -

Expenses:
General and administrative expenses	3,531	4,500	33,082
Total expenses	3,531	4,500	33,082

Net (loss)	$ (3,531)	$ (4,500)	$ (33,082)

Weighted average number of common shares outstanding - basic and fully diluted	28,845,000	28,845,000

Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

TERAX ENERGY, INC.

(formerly Royal Phoenix)

(a Development Stage Company)

Statements of Cash Flows

	For the Three Months Ended March 31		October 17, 2000 (inception) to March 31,
	2005	2004	2005

Cash flows from operating activities
Net loss	$ (3,531)	$ (4,500)	$ (33,082)
Shares issued for services	-	-	7,500
Net cash (used) by operating activities	(3,531)	(4,500)	(25,582)

Cash flows from financing activities
Debt conversion	-	-	1,500
Issuance of common stock	-	-	38,800
Net cash provided by financing activities	-	-	40,300

Net (decrease) increase in cash	(3,531)	(4,500)	14,718
Cash - beginning	18,249	25,909	-
Cash - ending	$ 14,718	$ 21,409	$ 14,718

Supplemental disclosure
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Shares issued for services	-	-	7,500,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 17, 2000 (inception) through the period ended March 31, 2005 of $33,082. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of commencement of our operations, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

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

Since our incorporation in October 2000 through March 31, 2005, we have not generated any revenues and have incurred a net loss of $33,082. As a result of our determination of the potential lack of viability of The Royal Phoenix business model, and our lack of capital to pursue the business model, we have decided to seek other business alternatives. However, we have not entirely abandoned our previous business plan.

Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to establish a marketing venue for the sale of private label vitamin products supplied by Desert Health Products. We capitalized our company with $13,500 from our former sole officer, director and stockholder. We subsequently raised $25,000 from a direct offering registration. After covering costs related to our start up business operations, as of March 31, 2005, we had cash remaining of $14,717. We do not believe that the available cash will satisfy our cash obligations for the next twelve months. We believe that we will require at least $30,000 to continue our existence, which sum would not include sufficient capital to continue with any significant business opportunity. We have included in our recent business plan the concept of seeking, either venture partners, merger candidates, or other means of perfecting a business opportunity or funds needed if we consummate a merger or acquisition. We have been unsuccessful in the past of generating sufficient capital to perfect our business plan. In an effort to assist us in seeking other business opportunities, we have changed our name and management.

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

Plan of Operation

As a result of our lack of revenue generation and the extremely competitive environment for nutritional supplements, we have not been satisfied with our business plan or original plan of operation. In our June 30, 2004 Form 10-QSB we disclosed that during the following 12 months we planned to re-assess our business plan and alternatively seek out other business opportunities capable of increasing stockholder value.

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

On March 22, 2005, our sole officer and director, Joseph Scott Wilson, appointed Bill Chester as a director and as President, Secretary and on that date, Treasurer. Mr. Wilson subsequently resigned, leaving Mr. Chester as the sole director of the Company. Mr. Wilson had been unable to secure adequate funding necessary to further the Company's business plan and felt that Mr. Chester's experience in the oil and gas industry is anticipated to provide the Company with new opportunities and directions that lead to the maximization of stockholder value. More information on Mr. Chester can be found in Item 9 of our Form 10-KSB filed on March 31, 2005.

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

As of March 31, 2005, we had assets of $14,718 and no liabilities, resulting in a stockholder's equity of $14,718.

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

We have reached no definitive arrangement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria, which we will require a Target Company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

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

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. As a result, we incurred accumulated net losses from October 17, 2000 (inception) through the period ended March 31, 2005 of $33,082. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures

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

PART II--OTHER INFORMATION

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

As of March 31, 2005, $7,000 of the net proceeds had been used for legal, accounting and transfer agent expenses. The remaining $12,000 of the net proceeds are in our operating account pending future use.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matter to a Vote of Security Holders.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter ended March 31, 2005.

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

TERAX ENERGY, INC.

By: /s/ Bill Chester

Bill Chester, President

(On behalf of the registrant and as

principal accounting officer)

Date: May 13, 2005