Form 10KSB
period 2005-06-30
TERAX ENERGY, INC.
filed 2005-08-19
CIK 1143548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

 ☐  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended __________________

 ☒  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2005 to June 30, 2005

Commission File No. 333-72230

TERAX ENERGY, INC.
(formerly Royal Phoenix)
(Name of small business issuer in its charter)

Nevada	88-0475757
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9600 Great Hills Trail, Suite 150W, Austin, Texas	78759
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (512) 231-8444

Securities registered under to Section 12(b) of the Exchange Act: None

Securities registered under to Section 12 (g) of the Exchange Act: None

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

No Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Revenues for six month period ended June 30, 2005 were $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of August 12, 2005 was: $85,475,250.

The number of shares of the issuer's Common Stock outstanding as of August 12, 2005 was 50,725,000.

Transitional Small Business Disclosure Format (check one):  Yes ☒   No ☐

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

Terax Energy, Inc. is an independent, managed risk, oil and gas exploration and development company headquartered in Austin, Texas. Our principal properties consist of two large blocks of oil and gas leases, one covering approximately 10,600 acres in the aggregate in close proximity to each other in Erath County, Texas and one covering a block of approximately 5,200 contiguous acres located in Comanche County, Texas, both of which permit us to drill and develop the Barnett Shale formation underlying the lease acreage.

Our operations are focused on the identification and evaluation of prospective oil and gas properties and the contribution of capital to projects that we believe have the potential to produce oil or gas in commercial quantities.

Business Development

We are a development stage company originally incorporated in Nevada as Royal Phoenix in October of 2000. Our initial plan of business was to sell herbal products via internet sales. However, as a result of the lack of revenue generation from that business model and the extremely competitive environment for nutritional supplements, we determined to re-assess our business plan and alternatively seek out other business opportunities capable of increasing stockholder value.

Consistent with this goal, on March 15, 2005, we changed our name from Royal Phoenix to Terax Energy, Inc. and on March 22, 2005, our sole officer and director, Joseph Scott Wilson, appointed Bill Chester as a director and as President, Secretary and Treasurer. More information on Mr. Chester can be found in Item 9 of this filing. Mr. Wilson subsequently resigned, leaving Mr. Chester as the sole director of the Company. Concurrent with his resignation, Mr. Wilson sold 105,150,000 shares of the Company's common stock owned by Mr. Wilson to Mr. Chester for $10,000 in cash.

In May, 2005 we appointed J. William Rhea, IV as our Chief Executive Officer and a director. More information on Mr. Rhea can be found in Item 9 of this filing. Concurrent with his appointment, Mr. Rhea purchased 5,000,000 shares of our common stock owned by Mr. Chester for $500 in cash.

Acquisition of Erath Energy Inc.

On May 31, 2005, we entered into a Share Purchase Agreement with Holywell Technological Investments Ltd. and First Finance Limited (collectively, the “Sellers”) pursuant to which we acquired all of the issued and outstanding securities of Erath Energy Inc. (“EEI”) from the Sellers. EEI is a Delaware corporation, the sole assets of which consist of approximately 30 oil and gas leasehold interests located in Erath County, Texas comprising approximately 10,600 gross acres and cash of $79,443. Because EEI's assets consisted solely of leases and cash, and because EEI had not conducted any operations other than lease acquisitions, we accounted for this transaction using the purchase method of accounting.

The Share Purchase Agreement closed on June 1, 2005. As consideration for the acquisition, we issued to the Sellers an aggregate of 318,000 pre-split (1,590,000 post-split) shares of common stock. In addition, we covenanted to cause our outstanding common stock to be forward split on the basis of five shares for each one outstanding common share. The forward split was completed on June 13, 2005. All share figures in the report have been adjusted to reflect this forward split.

We were related to EEI by a common director.

The common shares issued as consideration for EEI were offered and sold to the Sellers in an offshore transaction made in reliance upon the exemption from registration provided by Regulation S as the Sellers were not US Persons (as that term is defined in Regulation S).

The Share Purchase Agreement provided that, in the event we do not close a financing with minimum gross proceeds of $5,000,000 at not less than $1.00 per share on or before July 31, 2005, the Sellers would have the right to repurchase EEI. This option was waived by the Sellers following the closing of the $5,700,000 financing on August 8, 2005 as discussed below.

Management Group Stock Pool

On June 7, 2005 we entered into a Management Group Stock Pool Agreement with our management, J. William Rhea, IV and Bill Chester, for the purpose of ensuring that our management has the proper incentives to enhance our performance. Pursuant to the terms of the Management Group Stock Pool Agreement, Messrs. Rhea and Chester placed the 5,500,000 shares of our common stock held by them into escrow, to either be released to them or returned to our treasury based upon certain reserve and per day production milestones more particularly described under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5, below.

Return to Treasury

On June 14, 2005 Bill Chester returned to our treasury for cancellation without consideration a total of 99,650,000 shares of common stock in order to facilitate the financing discussed below.

Financing

On August 8, 2005 we accepted subscriptions from seven purchasers for 570,000 Units (the “Units”) at a price of $10.00 per Unit for gross proceeds to us of $5,700,000.

Each Unit consisted of eight shares of our common stock (each a “Unit Share”) and four non-transferable share purchase warrants (each a “Unit Warrant”). Each Unit Warrant is exercisable into one share of our common stock (each a “Warrant Share”) at a price of $1.75 until February 8, 2007, subject to acceleration as follows: in the event that the average closing price of our shares of common stock on the OTC:BB or other, more senior exchange for the twenty previous trading days exceeds $2.25, and provided that an effective registration statement registering the resale of the Warrant Shares is then in effect, we may, by written notice, accelerate the expiry date of the Unit Warrants to thirty days after the date of such notice.

The securities were offered and sold to the Sellers in an offshore transaction made in reliance upon the exemption from registration provided by Regulation S as the purchasers represented that they were not US Persons (as that term is defined in Regulation S).

We have agreed to file a registration statement with the Securities and Exchange Commission to register the possible resale of the Unit Shares and the Warrant Shares within 180 days of the last sale of Units and thereafter to use our best efforts to cause this registration to become effective.

Acquisition of Additional Leasehold Interests

Since June 30, 2005, we have acquired one additional oil and gas lease covering approximately 93 gross acres in Erath County, Texas, one oil and gas lease covering approximately 100 gross acres in Hamilton County, Texas, and seven oil and gas leases covering a total of approximately 5,200 gross acres in Comanche County, Texas. In addition, we are continuing our efforts to secure additional oil and gas leases in Erath and Comanche Counties that are contiguous to or in close proximity of our existing leases.

Business Strategy

Our business strategy is to provide long-term growth in shareholder value by drilling, developing and exploiting our existing oil and gas properties, as well as the properties we may acquire in the future. We plan to implement an active exploration program to maximize the value of our properties, and to use advanced technologies such as high-resolution aeromagnetics, 3-D seismic and other technical applications, as appropriate, to manage our exploration and development risks. We may also work with industry partners to lower our financial exposure and shorten the time needed to fully develop our properties. As our business continues to grow, we plan to retain additional executive management personnel with substantial experience in the oil and gas exploration and development business.

To date, we have conducted our lease acquisition activities exclusively in the Fort Worth Basin of Texas, an area where the Barnett Shale formation is known to be of sufficient thickness to make exploration for gas reserves feasible.

Drilling, Exploration and Production Activities

We have acquired oil and gas leasehold interests in approximately 16,000 aggregate gross acres located in Erath , Comanche and Hamilton Counties, Texas. See “Description of Properties” for a discussion of our significant oil and gas leasehold interests.

Our exploration efforts are focused on discovering new reserves by drilling and completing wells under our existing leases, as well as leases we may acquire in the future. The investment associated with drilling a well and future development of our leasehold acreage depends principally upon whether any problems are encountered in drilling the wells, the depth (including the length of the horizontal leg) of the wells, whether the wells can be timely connected to existing infrastructure or will require additional investment in infrastructure, and, if applicable, the amount of water encountered in the wells.

Title to Properties

We believe that the title to our leasehold properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry, subject to exceptions that are not so material as to detract substantially from the use of the properties. Our leasehold properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties may be subject to burdens such as liens incident to operating agreements and taxes, development obligations under oil and gas leases, and other encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with our use of these properties.

As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time properties believed to be suitable for drilling operations are acquired by us. We rely upon oil and gas landmen to conduct the title examination. We intend to perform necessary curative work with respect to any significant defects in title prior to proceeding with drilling operations.

Competition

The oil and natural gas business is highly competitive. We compete with private and public companies in all facets of the oil and gas business, including suppliers of energy and fuel to industrial, commercial and individual customers. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas prospects and properties as well as for the services of third-party providers, such as drilling companies, upon which we rely. Many of these companies not only explore for, produce and market oil and gas, but also carry out refining operations and market the resultant products on a worldwide basis. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do.

Competitive conditions may be substantially affected by various forms of energy legislation and regulation considered from time to time by the government of the United States and the states in which we have operations, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources. Intense competition occurs with respect to marketing, particularly of natural gas.

Regulation

General. The availability of a ready market for oil and gas production depends upon numerous factors beyond our control. These factors include local, state, federal and international regulation of oil and gas production and transportation, as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities, and the marketing of competitive fuels. For example, a productive gas well may be "shut-in" because of an over-supply of gas or lack of an available pipeline in the areas in which we may conduct operations. State and federal regulations are generally intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, and control contamination of the environment. Pipelines and gas plants are also subject to the jurisdiction of various federal, state and local agencies that may affect the rates at which they are able to process or transport gas from our properties.

Applicable legislation is under constant review for amendment or expansion. These efforts frequently result in an increase in the regulatory burden on companies in our industry and a consequent increase in the cost of doing business and decrease in profitability. Numerous federal and state departments and agencies issue rules and regulations imposing additional burdens on the oil and gas industry that are often costly to comply with and carry substantial penalties for non-compliance. Our production operations may be affected by changing tax and other laws relating to the petroleum industry, constantly changing administrative regulations and possible interruptions or termination by government authorities.

Sales of Oil and Natural Gas. Sales of any oil that we produce will be affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of oil by pipelines are regulated by the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act. FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil pipelines to fulfill the requirements of Title VIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil pipeline rates. FERC has announced several important transportation-related policy statements and rule changes, including a statement of policy and final rule issued February 25, 2000, concerning alternatives to its traditional cost-of-serve rate-making methodology to establish the rates interstate pipelines may charge for their services. The final rule revises FERC's pricing policy and current regulatory framework to improve the efficiency of the market and further enhance competition in natural gas markets.

Sales of any natural gas that we produce will be affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of gas by pipelines are regulated by FERC under the Natural Gas Acts, as well as under Section 311 of the Natural Gas Policy Act. Since 1985, the FERC has implemented regulations intended to increase competition within the gas industry by making gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis.

Pipelines. Pipelines that we use to gather and transport our oil and gas will be subject to regulation by the Department of Transportation ("DOT") under the Hazardous Liquids Pipeline Safety Act of 1979, as amended ("HLPSA"), relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The HLPSA requires pipeline operators to comply with regulations issued pursuant to HLPSA designed to permit access to and allowing copying of records and to make certain reports and provide information as required by the Secretary of Transportation.

State Restrictions. State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. Many states have statutes and regulations governing various environmental and conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells, and restricting production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from our properties.

Most states impose a production or severance tax with respect to the production and sale of crude oil, natural gas and natural gas liquids within their respective jurisdictions. State production taxes are generally applied as a percentage of production or sales. In addition, in the event we conduct operations on federal or state oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management or the Minerals Management Service or other appropriate federal or state agencies.

Other. Oil and gas rights may be held by individuals and corporations, and, in certain circumstances, by governments having jurisdiction over the area in which such rights are located. As a general rule, parties holding such rights grant licenses or leases to third parties, such as us, to facilitate the exploration and development of these rights. The terms of the licenses and leases are generally established to require timely development. Notwithstanding the ownership of oil and gas rights, the government of the jurisdiction in which the rights are located generally retains authority over the manner of development of those rights.

Environmental

General. Our activities are subject to local, state and federal laws and regulations governing environmental quality and pollution control in the United States. The exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency ("EPA"). Such regulation can increase our cost of planning, designing, installing and operating such facilities.

Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products.

Waste Disposal. We may generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has limited the disposal options for certain wastes that are designated as hazardous under RCRA ("Hazardous Wastes"). Furthermore, it is possible that certain wastes generated by our oil and gas operations that are currently exempt from treatment as Hazardous Wastes may in the future be designated as Hazardous Wastes, and therefore be subject to more rigorous and costly operating and disposal requirements.

CERCLA. The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances"). These classes of persons or so-called potentially responsible parties include the current and certain past owners and operators of a facility where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take action in response to threats to the public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. Although CERCLA generally exempts petroleum from the definition of Hazardous Substances, we may have generated and may generate wastes that fall within CERCLA's definition of Hazardous Substances.

Air Emissions. Our operations may be subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements, including additional permits. Producing wells may generate volatile organic compounds and nitrogen oxides. If ozone problems are not resolved by the deadlines imposed by the federal Clean Air Act, or on schedule to meet the standards, even more restrictive requirements may be imposed, including financial penalties based upon the quantity of ozone producing emissions. If we fail to comply strictly with applicable air pollution regulations or permits, we may be subject to monetary fines and be required to correct any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

We believe that we are in substantial compliance with current applicable environmental laws and regulations and that, absent the occurrence of an extraordinary event, compliance with existing local, state, federal and international laws, rules and regulations governing the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon our business, financial condition or results of operations.

Employees and Consultants

We currently have two employees, being our two executive officers. We also utilize the services of several consultants who provide, among other things, technical support and accounting services to the Company. We anticipate retaining additional personnel during the next 12 months, including additional executive management personnel with substantial experience in the oil and gas exploration and development business.

Subsidiaries

We have one wholly-owned subsidiary, Erath Energy Inc., a Delaware corporation, through which we hold our oil and gas leasehold interests.

Desert Health Products

We have not totally abandoned our prior business plan. We are party to a "License, Manufacture and Distribution Agreement," with Desert Health Products dated October 18, 2000, as subsequently amended. Under this Agreement, Desert Health Products has agreed to manufacture, package, ship, and handle credit card processing of Royal Phoenix products. This relationship is intended to allow us to concentrate on the marketing of herbal products. In addition, we may pursue and market other vitamin products which will be private labeled specifically for us by companies other than Desert Health Products.

Our management is presently reviewing the viability of this business plan in order to determine what, if any, steps should be taken to further same. Options open to our management include seeking a joint venture partner willing to assume operational control of the herbal products business while leaving us with a residual interest, selling our interest in the herbal products business, or abandoning the business.

RISK FACTORS

The following risk factors, among others, may affect our financial condition and results of operations.

Risks Associated With Our Business

We have had operating losses and no revenues to date, require additional capital to execute our business plan and do not expect to be profitable in the foreseeable future.

We have experienced net losses in each fiscal quarter since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Net loss applicable to common stockholders from inception to June 30, 2005 was approximately $89,059, and as of June 30, 2005 we had an accumulated deficit of approximately $89,059. We have had no revenue to date.

We may not be able to generate significant revenues in the future and expect our operating expenses to increase substantially over the next 12 months as we continue to pursue our oil and gas exploration activities. As a result, we expect to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, we might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute on our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We are a development stage company with a limited operating history.

We are a development stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. We have only been actively engaged in the oil and gas exploration and development business since May 2005 and do not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets such as ours. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Our proposed operations will require significant capital expenditures for which we may not have sufficient funding.

We intend to make capital expenditures far in excess of our existing capital resources to explore our existing oil and gas properties and acquire additional oil and gas properties. Specifically, we plan to incur exploration costs in excess of $25 million over the next 12 months. We intend to rely on external sources of financing to meet our capital requirements to continue acquiring, exploring and developing oil and gas properties and to otherwise implement our business plan. We plan to obtain such funding through the debt and equity markets, but we cannot assure you that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all.

We also intend to continue acquiring oil and gas leases in our development area in the ordinary course of our business. If we are successful in these acquisitions, our capital needs may increase substantially. If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil and gas properties.

The successful implementation of our business plan is subject to risks inherent in the oil and gas business.

Our oil and gas operations are subject to the economic risks typically associated with exploration and development activities, including the necessity of making significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the availability of drilling rigs and the cost and timing of drilling, completing and, if warranted, operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and, if warranted, production activities to be unsuccessful. This could result in a total loss of our investment in a particular well. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

In addition, in the event that we commence production, market conditions or the unavailability of satisfactory oil and gas transportation arrangements may hinder our access to oil and gas markets and delay our production. The availability of a ready market for our prospective oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines and other facilities. Our ability to market such production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities, in most cases owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells for lack of a market or because of inadequacy or unavailability of pipelines or gathering system capacity. If that occurs, we would be unable to realize revenue from those wells until arrangements are made to deliver such production to market.

Our future performance is dependent upon our ability to identify, acquire and develop oil and gas properties.

Our future performance depends upon our ability to identify, acquire and develop oil and gas reserves that are economically recoverable. Our success will depend upon our ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and our ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop oil and gas reserves or generate revenues. We cannot provide you with any assurance that we will be able to identify and acquire oil and gas reserves on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that our exploitation and development activities will result in the discovery of any reserves. Our operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as lack of availability of rigs and other equipment, title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and or work interruptions. In addition, the costs of exploitation and development may materially exceed our initial estimates.

We have a very small management team and the loss of any member of this team may prevent us from implementing our business plan in a timely manner.

We have two executive officers and a limited number of additional consultants. Our success depends largely upon the continued services of these two individuals, particularly our Chief Executive Officer. We do not maintain key person life insurance policies on these individuals. The loss of one or more of these individuals could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

Future growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

We expect to experience rapid growth in our operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our executive officers to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

The geographic concentration of all of our properties in the Fort Worth Basin in Texas, subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting that area.

The geographic concentration of all of our leasehold interests in Erath, Comanche and Hamilton Counties, Texas means that our properties could be affected by the same event should the region experience:

•	severe weather;

•	delays or decreases in production, the availability of equipment, facilities or services;

•	delays or decreases in the availability of capacity to transport, gather or process production; or

•	changes in the regulatory environment.

The oil and gas exploration and production industry historically is a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect our business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to:

•	weather conditions in the United States and elsewhere;

•	economic conditions, including demand for petroleum-based products, in the United States and elsewhere;

•	actions by OPEC, the Organization of Petroleum Exporting Countries;

•	political instability in the Middle East and other major oil and gas producing regions;

•	governmental regulations, both domestic and foreign;

•	domestic and foreign tax policy;

•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

•	the price of foreign imports of oil and gas;

•	the cost of exploring for, producing and delivering oil and gas; the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

•	the overall supply and demand for oil and gas; and

•	the availability of alternate fuel sources.

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment. We do not currently engage in any hedging program to mitigate our exposure to fluctuations in oil and gas prices.

Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

Our ability to produce oil and gas from our properties may be adversely affected by a number of factors outside of our control.

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered that impair or prevent the production of oil or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. There can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of oil and gas that may be acquired or discovered may be influenced by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas, gathering systems, pipelines and processing equipment, market fluctuations in oil and gas prices, taxes, royalties, land tenure, allowable production and environmental protection. We cannot predict how these factors may affect our business.

We are dependent upon the efforts of various third parties that we do not control and, as a result, we may not be able to control the timing of development efforts, the associated costs, or the rate of production of reserves (if any).

The success of our business is dependent upon the efforts of various third parties that we do not control. At least at the present, we do not plan to serve as the operator for our projects. As a result, we may have limited ability to exercise influence over the operations of the properties or their associated costs. Our dependence on the operator and, where applicable, other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

•	the timing and amount of capital expenditures;

•	the operator's expertise and financial resources;

•	approval of other participants in drilling wells;

•	selection of technology;

•	the rate of production of the reserves; and

•	the availability of suitable offshore drilling rigs, drilling equipment, production and transportation infrastructure, and qualified operating personnel.

We will rely upon various companies to provide us with technical assistance and services. We will also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil and gas prospects to determine a method in which the oil and gas prospects may be developed in a cost-effective manner. Although we have developed relationships with a number of third-party service providers, we cannot assure you that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our exploitation and exploration operations, which could have a material adverse effect on our business, financial condition and results of operations. Since our operations and properties are concentrated in the Fort Worth Basin in Texas, we could be materially and adversely affected if drilling rigs are unavailable or cost of rigs, equipment supplies or personnel increase significantly over current costs.

We may be required to write-down the carrying values and/or estimates of total reserves of our oil and gas properties.

Accounting rules applicable to us require that we review periodically the carrying value of our oil and gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and gas properties.

We may be unable to retain our leases and working interests in leases.

Our properties are held under oil and gas leases. If we fail to meet the specific requirements of each lease, such lease may terminate or expire. We cannot assure you that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases may harm our business. Our property interests will terminate unless we fulfill certain obligations under the terms of our leases and other agreements related to such properties. If we are unable to satisfy these conditions on a timely basis, we may lose our rights in these properties. The termination of our interests in these properties may harm our business.

In addition, we will need significant funds to meet capital requirements for the exploration activities that we intend to conduct on our properties.

Title deficiencies could render our leases worthless.

The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases to forgo the expense of retaining lawyers to examine the title to the oil or gas interest to be placed under lease or already placed under lease. Instead, we rely upon the judgment of oil and gas landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific oil or gas interest. This is customary practice in the oil and gas industry. However, we do not anticipate that we, or the person or company acting as operator of the wells located on the properties that we currently lease or may lease in the future, will obtain counsel to examine title to the lease until the well is about to be drilled. As a result, we may be unaware of deficiencies in the marketability of the title to the lease. Such deficiencies may render the lease worthless.

If we or our operators fail to maintain adequate insurance, our business could be materially and adversely affected.

Our operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.

Any prospective drilling contractor or operator which we hire will be required to maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. Therefore, we do not plan to acquire our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

Complying with environmental and other government regulations could be costly and could negatively impact our production.

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. Such laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling and restrict the substances that can be released into the environment with drilling and production activities.

Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. Prior to commencement of drilling operations, we may secure limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

The oil and gas industry is highly competitive.

The oil and gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can. Our competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

Risks Related to Our Stock

There is no significant market for our common stock.

There is no active trading market for our common stock. Our common stock is not eligible for trading on any national or regional securities exchange or the Nasdaq Stock Market. Our common stock is eligible for trading on the OTC Bulletin Board. This market tends to be substantially less liquid than national and regional securities exchanges or the Nasdaq Stock Market. We cannot provide you with any assurance that an active trading market for our common stock will develop, or if such a market develops, that it will be sustained.

Applicable SEC Rules governing the trading of "penny stocks" limits the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure document explaining the penny stock market and the associated risks. Under these regulations, brokers who recommend penny stocks to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We intend to raise additional capital in the future, and such additional capital may be dilutive to stockholders or impose operational restrictions.

We intend to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. For example, we are currently seeking to raise as much as $10 million in an offering of units comprised of shares of our common stock and warrants, of which we have closed on $5,700,000 to date. There is no guarantee that the remainder of the financing will be subscribed for. Additional equity financing may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants that may limit our operating flexibility. If additional capital is raised through the issuance of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

Our existing stockholders may experience substantial dilution of their ownership interests due to the issuance of additional shares of our common stock.

We currently have 50,725,000 shares of common stock issued and outstanding and outstanding warrants exercisable into 2,280,000 shares of our common stock. We are currently seeking to raise additional funds through the issuance of equity securities as discussed above. The issuance of additional shares of common stock upon the exercise or conversion of these warrants may result in substantial dilution to the equity interests of our existing stockholders.

We may also issue additional shares of our common stock in connection with the hiring of additional personnel, future acquisitions of oil and gas prospects, future offerings of our securities, and other business purposes. Such issuances may further dilute the interests of our existing stockholders.

The trading price of our common stock is likely to be highly volatile.

The trading price of our shares has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including events described in the risk factors set forth in this report as well as our operating results, financial condition, announcements regarding our oil and gas activities, general conditions in the oil and gas exploration and development industry, and other events or factors. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the price of many small capitalization companies and that often have been unrelated or disproportionate to the operating performance of these companies. Market fluctuations such as these may seriously harm the market price of our common stock. Further, securities class action suits have been filed against companies following periods of market volatility in the price of their securities. If such an action is instituted against us, we may incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, financial condition and results of operations.

We do not intend to pay dividends in the foreseeable future.

We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY

The properties in which we have an interest consist of our principal executive offices and our Erath County Properties on which we plan to conduct our exploration, development and production activities.

Principal Executive Offices

Our principal executive offices are located at 9600 Great Hills Trail, Suite 150W, Austin, Texas 78759. We rent this office space for approximately $3,000 per month. We believe our current offices will be adequate to support our operations for the foreseeable future.

Current Oil and Gas Projects

To date, our acquisition, exploitation and development activities have been limited to Texas.

Erath County Property

We own 100% of the working interest under oil and gas leases covering two blocks of approximately 10,600 acres in the aggregate in close proximity to each other in Erath County, Texas, which permit us to drill and develop the Barnett Shale formation underlying that lease acreage. Our interest has been acquired pursuant to leases from the owners of the minerals covered by the leases.

The lease are generally for a primary term of three years and most of the leases contain an option to extend the leases for an additional two years by making a bonus payment to the mineral owners. In some cases, the leases limit our ability to drill deeper than the Barnett Shale formation. Almost all of the leases provide for surface damages to be paid in connection with drilling activities, and they contain other provisions that are customary for leases in the Fort Worth Basin.

Comanche County Property

We own 100% of the working interest under approximately 5,200 contiguous acres in Comanche County, Texas, which permit us to drill and develop the Barnett Shale formation underlying the lease acreage. Our interest has been acquired pursuant to leases from owners of the minerals covered by the leases. The lease are generally for a primary term, of two years and most of the leases contain an option to extend the leases for an additional three years by making a bonus payment to the mineral owners. The leases also provide for surface damages to be paid in connection with drilling activities, and they contain other provisions that are customary for leases in the Fort Worth Basin.

Erath and Comanche Properties - Geology

Depositionally, Mississippian-age organic-rich shales are the reservoir for the Barnett Shale unconventional gas accumulation in the Fort Worth basin. The Barnett hydrocarbon system is one of the ten richest in the world, due to the massive organic matter deposited in this setting. This large, geologically continuous gas accumulation occupies a structurally low position straddling the basin axis. The accumulation is characterized by the presence of gas downdip from water saturated rocks, no obvious lithologic or structural barrier that separate the updip water and downdip gas, very low (microdarcy and nanodarcy level) matrix permeability, the importance of natural fractures for production, and the absence of truly dry holes.

The Barnett Shale in a number of counties lies unconformably on sedimentary rocks of Ordovician age (Ellenburger Group, Simpson Group, Viola limestone) and is comformably overlain by the Pennsylvanian Marble Falls formation. Regionally, the thickness of the Barnett Shale approaches 1,000 feet near the southwest fault boundary of the Southern Oklahoma aulacogen and thins to the southwest as it crops out along the flanks of the Llano uplift. Most vertical wells are completed in the lower part of the Barnett Shale with perforations in vertical wells typically spanning 200-300 feet. Most horizontal wells are completed with a horizontal leg of up to 3,000 feet or more using slotted liner technology and multi-stage fracture stimulation techniques.

The Barnett Shale, of North Texas, is similar to that of Black Shales in the U.S. of Devonian-Mississippian age that produce natural gas, such as the Antrim shale of the Michigan basin, New Albany shale of the Illinois basin, Woodford shale of the Anadarko basin, and "Devonian" shales of the Appalachian basin. These organic-rich shales are a storage site for absorbed gas. The organic matter in the shale contains approximately 60 standard cubic feet of natural gas/ton of reservoir rock, about 25% of the natural gas stored in the pore space. This gas is released (desorbed) as formation pressure is lowered and contributes to the long life of Barnett Shale gas wells.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the six month period ended June 30, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “TERX”.

As of August 12, 2005 we had 50,725,000 shares of our common stock outstanding, which shares were held by approximately 26 shareholders of record.

The following table sets forth the range of high and low closing bid quotations for our common stock since our common stock was listed on the Over-the-Counter Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Period	High	Low
June 30, 2004	$0.00(1)	$0.00(1)
September 30, 2004	$0.00(1)	$0.00(1)
December 31, 2004	$0.00(1)	$0.00(1)
March 31, 2005	$0.00(1)	$0.00(1)
June 30, 2005	$1.40	$0.55
(1) There were no trades during these periods.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or

2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the six month period ended June 30, 2005.

Plan category	Number of securities to be issued	Weighted average exercise	Number of securities
	upon exercise of outstanding	price of	remaining available
	options, warrants and rights	outstanding options,	for future issuance
warrants and rights

	(a)	(b)	(c)
Equity compensation plans	Nil	N/A	Nil
approved by security holders

Equity compensation plans	Nil	N/A	Nil
not approved by
security holders

Total	Nil		Nil

As discussed in Item 1 under the caption “Management Group Stock Pool” members of our management have placed their 5,500,000 shares of our common stock into escrow pursuant to the terms of a Management Stock Pool Agreement dated for reference June 7, 2005. The following table summarizes these shares.

Shareholder	Number of Shares
J. William Rhea, IV	5,000,000
Bill Chester	500,000
Total:	5,500,000

The Management Group Stock Pool has the following terms:

•
in the event that either Mr. Rhea or Mr. Chester resigns or is terminated for cause on or before December 31, 2007, all of the shares held by the person resigning will be returned to the treasury without consideration;

•
1/3 of their shares will be released from escrow if we achieve total proved reserves of not less than 3,515 MMCF equivalent recoverable as at December 31, 2005 and an average MCF equivalent per day production rate for the thirty days immediately prior to December 31, 2005 of not less than 1,090 MCF equivalent per day;

•
1/3 of their shares will be released from escrow if we achieve total proved reserves of not less than 36,700 MMCF equivalent recoverable as at December 31, 2006 and an average MCF equivalent per day production rate for the thirty days immediately prior to December 31, 2006 of not less than 14,857 MCF equivalent per day;

•
1/3 of their shares will be released from escrow if we achieve total proved reserves of not less than 65,875 MMCF equivalent recoverable as at December 31, 2007 and an average MCF equivalent per day production rate for the thirty days immediately prior to December 31, 2007 of not less than 29,930 MCF equivalent per day;

•
any shares not previously released from escrow will be released from escrow if we achieve total proved reserves of not less than 109,791 MMCF equivalent recoverable as at December 31, 2007 or March 31, 2008 and an average MCF equivalent per day production rate for the thirty days immediately prior to December 31, 2007 or March 31, 2008 of not less than 49,882 MCF equivalent per day; and

•
any shares not released from escrow or returned to our treasury will be returned to our treasury without consideration thirty days after the filing of our interim statements for the three month period ended March 31, 2008 are filed with the Securities and Exchange Commission.

In addition, all of the shares in escrow will be released from escrow in the event of a “Change of Control” of the Registrant.

ITEM 6. PLAN OF OPERATION

Forward-Looking Statements

The information in this registration statement contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this registration statement are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Plan of Operation

We are a growing independent oil and gas company that is focused primarily on drilling, developing and exploiting oil and gas properties in the Fort Worth Basin of Texas where the thickness of the Barnett Shale formation makes exploration for gas reserves feasible.

Assuming availability of drilling rigs and equipment, we intend to drill 24 wells on our properties in Erath and Comanche Counties, Texas during the next 12 months. In order to achieve this objective, we will need significant additional equity financing. If we are not able to obtain this financing, we will be required to significantly scale back our drilling program and this, in turn, could cause serious harm to our business, financial condition and results of operations.

Our competitive advantage is our in-house expertise and low internal overhead. We employ independent engineers and geologists to aid in evaluating the economic merits of drilling plans and potential acquisitions on an “as needed” basis. We believe that the incremental cost of hiring independent engineering firms justifies the expense because they provide a check and balance on our acquisition and development plans. Further, employing third party experts on a case-by-case basis enables us to maintain low operating expenses and adhere to our commitment to keep fixed costs low.

Liquidity and Capital Resources

There is limited historical financial information about our company upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues from operations.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. We will need to raise additional capital to fund normal operating costs and exploration efforts. If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern.

At June 30, 2005 we had cash of $16,614 and working capital of $38,184. Subsequent to June 30, 2005, on August 8, 2005 we accepted private placement subscriptions for 570,000 units at $10.00 per unit for gross proceeds to us of $5,700,000. Each Unit consisted of eight shares of our common stock (each a “Unit Share”) and four non-transferable share purchase warrants (each a “Unit Warrant”). Each Unit Warrant is exercisable into one share of our common stock (each a “Warrant Share”) at a price of $1.75 until February 8, 2007, subject to acceleration as follows: in the event that the average closing price of our shares common stock on the OTC:BB or other, more senior exchange for the twenty previous trading days exceeds $2.25, and provided that an effective registration statement registering the resale of the Warrant Shares is then in effect, we may, by written notice, accelerate the expiry date of the Unit Warrants to thirty days after the date of such notice

We believe that we currently have sufficient working capital to pay for the additional leases in Erath and Comanche Counties, Texas, for which we have committed and to pay our administrative and general operating expenses through October 31, 2005. We will need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to fund our general and administrative expenses beyond October 31, 2005, and to implement the planned exploration and development program on our properties. Failure to obtain such additional financing will result in our inability to accelerate the planned exploration programs on our properties or to acquire additional properties.

We have no agreements or understandings with any person for additional financing.

Our oil and gas properties do not have any commercial production. We have no history of earnings or cash flow from our operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our oil and gas properties, there is no assurance that any such activity will generate funds that will be available for operations.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

Critical Accounting Policies

Oil and Gas Properties

We use the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on our experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Through August 12, 2005, we have no producing properties.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Terax Energy, Inc.
(formerly Royal Phoenix)
(A Development Stage Company)
Austin, Texas

We have audited the accompanying consolidated balance sheet of Terax Energy, Inc. as of June 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the six-month period then ended. These financial statements are the responsibility of Terax’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terax Energy, Inc. as of June 30, 2005, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

August 5, 2005

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

Beckstead and Watts, LLP
Certified Public Accountants
2425 Horizon Ridge
Henderson, NV 89052
702.257.1984
702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Terax Energy, Inc., (formerly Royal Phoenix) (the "Company") (A Development Stage Company), for the periods ended December 31, 2004 and 2003 and from October 17, 2000 (Date of Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Terax Energy, Inc., (formerly Royal Phoenix) (A Development Stage Company) for the periods ended December 31, 2004 and 2003 and for the period October 17, 2000 (Date of Inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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

/s/ Beckstead and Watts, LLP
Beckstead and Watts, LLP
Las Vegas, NV

March 24, 2005

Terax Energy, Inc.
(formerly Royal Phoenix)
(a Development Stage Company)
Consolidated Balance Sheet

June 30,
2005

Assets

Current assets:
Cash	$16,614
Prepaid Expenses	49,339
Total current assets	65,953

Other assets:
Oil and gas properties – undeveloped	1,471,601

$1,537,554

Liabilities and Stockholders’ Equity

Accrued expenses	$27,769

Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000	-
shares authorized, zero shares issued and
outstanding
Common stock, $0.001 par value, 300,000,000	46,165
shares authorized, 46,165,000 shares issued
and outstanding
Additional paid-in capital	1,552,679
(Deficit) accumulated during development stage	(89,059)
1,509,785

$1,537,554

See accompanying summary of accounting policies and notes to consolidated financial statements.

Terax Energy, Inc.
(formerly Royal Phoenix)
(a Development Stage Company)
Consolidated Statements of Operations

				October 17,
				2000
	Six months	For the Year Ended		(Inception)
	ended			to
	June 30,	December 31,		June 30,
	2005	2004	2003	2005

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	56,949	7,661	4,500	89,059
expenses

Net (loss)	$(56,949)	$(7,661)	$(4,500)	$(89,059)

Weighted average number of common shares
outstanding – basic and fully diluted	44,825,027	44,575,000	9,615,000

Net (loss) per share – basic and fully diluted	$0.00	$0.00	$0.00

See accompanying summary of accounting policies and notes to consolidated financial statements.

Terax Energy, Inc.
(formerly Royal Phoenix)
(a Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity

				(Deficit)
				Accumulated
			Additional	During	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

October 17, 2000
Founders shares	1,500,000	$1,500	$(1,200)	$-	$300

October 18, 2000
Shares issued for services	37,500,000	37,500	(30,000)		7,500
Shares issued for cash	37,500,000	37,500	(30,000)		7,500
Shares issued for cash	30,000,000	30,000	(24,000)		6,000

Net (losses)
Year ended December 31, 2000				(12,303)	(12,303)

Year ended December 31, 2001				(6,090)	(6,090)

Year ended December 31, 2002				(1,556)	(1,556)

Balances, December 31, 2002	106,500,000	106,500	(85,200)	(19,949)	(1,351)

July 18, 2003
Shares issued for cash	37,500,000	37,500	(12,500)		25,000

August 31, 2003
Shares issued for debt	225,000	225	1,275		1,500
conversion

Net (loss)				(4,500)	(4,500)

Balances, December 31, 2003	144,225,000	144,225	(96,425)	(24,449)	23,351

Net (loss)				(7,661)	(7,661)

Balances, December 31, 2004	144,225,000	144,225	(96,425)	(32,110)	15,690

May 31, 2005
Shares issued for asset	1,508,498	1,508	1,470,093		1,471,601
acquisition
Shares issued for cash	81,502	82	79,361		79,443

June 13, 2005
Shares rescinded per agreement	(99,650,000)	(99,650)	99,650		0

Net (loss)				(56,949)	(56,949)

Balance, June 30, 2005	46,165,000	$46,165	$1,552,679	$(89,059)	$1,509,785

See accompanying summary of accounting policies and notes to consolidated financial statements.

Terax Energy, Inc.
(formerly Royal Phoenix)
(a Development Stage Company)
Consolidated Statements of Cash Flows

				October 17, 2000
				(Inception) to
				June 30,
	June 30,	December 31,
	2005	2004	2003	2005

Cash flows from operating activities
Net (loss)	$(56,949)	$(7,661)	$(4,500)	$(89,059)
Shares issued for services				7,500
Adjustments to reconcile net income
(loss) to net cash used by operating
activities:
Changes in assets and liabilities:
Prepaid expenses	(49,339)			(49,339)
Accrued expenses	27,769			27,769
Net cash (used) by operating activities	(78,519)	(7,661)	(4,500)	(103,129)

Cash flows from investing activities

Cash flows from financing activities
Debt conversion	-	-	1,500	1,800
Issuance of common stock	79,443	-	25,000	38,500
Net cash provided by financing activities	79,443	-	26,500	40,300

Net (decrease) increase in cash	924	(7,661)	22,000	(62,829)
Cash – beginning	15,690	23,351	1,351	-
Cash – ending	$16,614	$15,690	$23,351	$(62,829)

Supplemental disclosures:
Interest paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-

Non-cash investing transactions:
Shares issued for oil and gas properties	$1,471,601			$1,471,601

See accompanying summary of accounting policies and notes to consolidated financial statements.

Terax Energy, Inc.
(formerly Royal Phoenix)
(a Development Stage Company)
Notes to Consolidated Financial Statements

Note 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Terax was organized on October 17, 2000 in Nevada as Royal Phoenix. Royal Phoenix began activities to license, manufacture and distribute vitamin formulations. These activities ceased in 2001. On March 15, 2005, the Company changed its name to Terax Energy, Inc. Terax acquired 29 mineral leases in Erath County, Texas on May 31, 2005, and intends to explore and produce oil and gas. Terax had no business operations previously and is considered a development stage company.

Change in fiscal year

On August 4, 2005, Terax changed its fiscal year from December 31 to June 30. Accordingly, Terax’s short period ended on June 30, 2005.

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

Oil and gas properties

Terax uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on Terax's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method.* Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Through June 30, 2005, Terax had no producing properties.

Impairment of long-lived assets

Long-lived assets held and used by Terax are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at June 30, 2005.

Income taxes.

Terax recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Terax provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Loss per share

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based

Compensation” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not currently expected to have a material impact on the financial statements of Terax during fiscal 2006.

Note 2 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 are as follows:

Deferred tax assets
Net operating losses	$19,000
Less: valuation allowance	(19,000)

Net deferred tax asset	$0

Terax has no prior net operating loss carryforwards because of Internal Revenue Code Section 382 limitations following ownership changes as defined. Terax experienced such an ownership change on March 15, 2005. Available loss carryforwards since that date of $56,949 expire in the year ended June 2025.

Note 3 – STOCKHOLDERS’ EQUITY

On September 29, 2004 and again June 13, 2005, Terax approved forward stock splits of 3 for 1 and 5 for 1, respectively. All references to the number of shares issued and outstanding have been retroactively restated to reflect the forward split.

On October 17, 2000, Terax issued 1,500,000 shares to an officer as founders’ shares.

On October 18, 2000, Terax issued 37,500,000 shares for services valued at $7,500, and sold 67,500,000 shares for $13,500.

During July 2003, Terax sold 37,500,000 shares for $25,000.

During August 2003, Terax issued to its sole officer and director 225,000 shares for conversion of a $1,500 note payable.

On May 31, 2005, Terax purchased all of the outstanding shares of Erath Energy, Inc., which included 29 undeveloped oil and gas leases in Erath County Texas valued at $1,471,601 for 1,508,498 shares and issued another 81,502 shares for $79,443. Erath had no prior operations except the acquisition of these leases during the period September 2004 through May 2005.

On June 13, 2005, Terax canceled 99,650,000 shares from an officer.

NOTE 4 – MANAGEMENT STOCK BONUS PLAN

On June 7, 2005, Terax created a senior management stock bonus plan entitled the

Management Group Stock Pool Agreement, with share issuances up to 5,500,000 shares based on performance.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to June 30, 2005, Terax accepted subscriptions for the sale of 570,000 units at a price of $10.00 per unit for gross proceeds of $5,700,000. Each unit consists of 8 shares of common stock and 4 warrants.

Subsequent to June 30, 2005, Terax acquired approximately 5,200 additional gross acres of oil and gas leasehold interests in Erath and Comanche Counties, Texas.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

On August 4, 2005 we dismissed Beckstead and Watts, LLP as our independent public accountants, our board of directors having determined that it would be in our best interests to retain the services of an independent public auditor located in the State of Texas with experience with oil and gas companies.

Beckstead and Watts, LLP’s opinion in their reports on our financial statements for the years ended December 31, 2004 and 2003 expressed substantial doubt with respect to our ability, during those periods, to continue as a going concern.

During the years ended December 31, 2004 and 2003 Beckstead and Watts, LLP did not issue any other report on our financial statements which contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, during the period from October 17, 2000 (date of incorporation) through December 31, 2004, and the subsequent interim periods preceding August 4, 2005, there were no disagreements with Beckstead and Watts, LLP within the meaning of Instruction 4 to Item 304 of Regulation S-B under the Securities Exchange Act of 1934 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Beckstead and Watts, LLP, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in connection with any report they might have issued.

On August 4, 2005, our board of directors resolved to engage Malone & Bailey, PC, of Houston, Texas as our independent public accountants effective as at that date. We did not previously consult with Malone & Bailey, PC regarding any matter, including but not limited to:

•	the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or

•	any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-B).

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the six month period ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Each of our directors is elected by stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, compensation or audit committees. We do not have an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. Our Board of Directors believes that attracting and retaining board members that could be classified as an "audit committee financial expert" is unlikely due to the high cost of such Director candidates.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Full Name and Address	Age	Positions	Date Appointed Director

J. William Rhea, IV	52	Chief Executive Officer and	May 27, 2005
c/o 9600 Great Hills Trail		Director
Suite 150W, Austin
Texas 78759

Bill Chester	56	Vice-President, Business	March 22, 2005
c/o 9600 Great Hills Trail		Development, Chief
Suite 150W, Austin		Financial Officer, Secretary
Texas 78759		and Director

The persons named above have held their offices/positions since the date of appointment and are expected to hold their offices/positions until the next annual general meeting of our stockholders.

Background of Officers and Directors

J. William Rhea, IV, our Chief Executive Officer, has over 30 years of business and petroleum engineering experience in all phases of the upstream exploration and production sector of the oil and gas industry, both domestically and internationally on four continents. Mr. Rhea has been a petroleum engineering consultant to the industry for many years and has served in senior management and chief executive roles in several independent oil and gas companies. Most recently, Mr. Rhea was the President and Chief Operating Officer of Truestar Petroleum Corp. (formerly Trinity Plumas Capital Corp.), a TSX Venture Exchange listed gas exploration and production company with assets in North and Central America. He was formerly President and Chief Executive Officer of APP Production, Inc., which acquired various oil and gas producing properties totaling US$85 Million over a several-year period. Mr. Rhea is also deeply versed in exploration and has recently served as President and Chief Operating Officer of BF Production, Inc., which acquired exploration licenses for high-risk, high-potential exploration prospects in South Australia. Mr. Rhea additionally served as President and Chief Executive Officer of LAE Energy, Inc., a London, England based exploration venture that invested US$100 Million in Lower 48 States exploration opportunities. He also served as Managing Partner of TexStar Partners and TexStar North America, Inc., an independent oil and gas company engaged in exploration ventures, producing property acquisitions, and secondary recovery operations. Mr. Rhea earned a B.S. in Mechanical Engineering with Honors from the University of Texas at Austin and worked toward an MBA from the University of Texas, Permian Basin.

Bill Chester, our Vice-President, Business Development, Chief Financial Officer and Secretary, has over 25 years experience in the oil and gas, banking and real estate industries. Since 2000, Mr. Chester has been an independent consultant providing services to the oil and gas and real estate industries. From 1998 to 2000 Mr. Chester was Vice-President of Strategy One Solutions, a 3D seismic services company and from 1985 to 1997 Mr. Chester was President of Crestar Investments, an oil and gas exploration company. Mr. Chester received a Bachelor of Science Degree in 1971 from Lamar University and a Masters Degree form Stephen F. Austin State University in 1977.

Conflicts of Interest

We believe that all of our directors and officers may be subject to conflicts of interest. The conflicts of interest arise from their relationships in other mining companies and agreements with us.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

Our directors have not been compensated for their services and there are no plans to compensate them in the near future until such time as we generate sufficient revenue to do so.

Executive Compensation - Summary Compensation Table

The following table sets forth information with respect to the total compensation paid or accrued by us for the six month period ended June 30, 2005 and the three years ended December 31, 2004 on behalf of each of our named executive officers.

SUMMARY COMPENSATION TABLE

		ANNUAL COMPENSATION			LONG TERM COMPENSATION
					Awards		Payouts
Name and Principal				Other	Restricted	Securities		All
Position	Year	Salary	Bonus	annual	stock	underlying	LTIP payouts	other
		($)	($)	compensation	award(s)	options/SARs	($)	compen -
				($)	($)	(#)		sation ($)

J. William Rhea IV (1)	2005(2)	$93,454	$ -	$ -	Nil	Nil	Nil	$ -
Chief Executive Officer

Bill Chester(3)	2005(2)	$7,500	$ -	$ -	Nil	Nil	Nil	$ -
President

Joseph Wilson(4)	2005(2)	Nil
President	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2003	Nil
(1)	Appointed Chief Executive Officer May 27, 2005.
(2)	Six Month Period Ended June 30, 2005.
(3)	Appointed President March 22, 2005. Resigned as President May 27, 2005.
(4)	Resigned as President March 22, 2005.

During the six month period ended June 30, 2005, we paid Mr. Rhea $93,454. During the six month period ended June 30, 2005, we paid Mr. Chester $7,500.

During the years ended December 31, 2004 and 2003, we did not pay any compensation to our named executive officers.

Employment Agreements with Executive Officers

We have entered into employment agreements with our officers or directors as follows:

•
On May 27, 2005 we entered into an Executive Employment Agreement with J. William Rhea, IV pursuant to which we agreed to employ Mr. Rhea as our Chief Executive Officer for a term of two years ending May 31, 2007. The Executive Employment Agreement was effective June 1, 2005. We also agreed to appoint Mr. Rhea to our board of directors. We have agreed to pay to Mr. Rhea a base salary of $275,000 per year during the term of his agreement. In addition, we have agreed to consider Mr. Rhea for an annual bonus (to be determined by our board of directors) of up to an additional $82,500 (to be paid in cash or common stock at Mr. Rhea’s election).

•
On June 7, 2005 we entered into an Employment Agreement with Bill Chester pursuant to which we agreed to employ Mr. Chester as our Vice President (Business Development) for a term of one year ending May 31, 2006. The Employment Agreement was effective June 1, 2005. We have agreed to pay to Mr. Chester a base salary of $90,000 per year during the term of his agreement. In addition, we have agreed to consider Mr. Chester for an annual bonus (to be determined by our board of directors).

Compensation Committee

We do not have a formal Compensation Committee. Our Board of Directors will perform the functions of a Compensation Committee. Due to the lack of revenues and our development stage status, we deemed a Compensation Committee to not be necessary at this time.

Benefit Plans

We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees, that applies to all of our officers, directors and employees. The Code of Ethics is filed as an exhibit to this Report on Form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at August 12, 2005, the total number of shares owned beneficially by the present owners of 5% or more of our total outstanding shares. Unless otherwise stated, the stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to their shares:

The persons named below may be deemed to be a parent and promoter of our company within the meaning of such terms under the Securities Act, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Rhea is the only promoter of our company.

Title of Class	Name and Address of	Amount and Nature of	Percent of Class
	Beneficial Owner	Beneficial Ownership
Common Stock	J. William Rhea, IV	5,000,000 Common Shares	9.86%
	c/o 9600 Great Hills Trail	Direct
Suite 150W, Austin
Texas 78759

The following table sets forth, as at August 12, 2005, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group. Unless otherwise stated, the stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to their shares:

Title of Class	Name and Address of	Amount and Nature of	Percent of Class
	Beneficial Owner	Beneficial Ownership
Common Stock	J. William Rhea, IV	5,000,000 Common Shares	9.86%
	c/o 9600 Great Hills Trail	Direct
	Suite 150W, Austin
	Texas 78759
Common Stock	Bill Chester	500,000 Common Shares	0.99%
	c/o 9600 Great Hills Trail	Direct
	Suite 150W, Austin
	Texas 78759
Common Stock	All Officers and	5,500,000 Common Shares	10.84%
	Directors, as a group

Except as otherwise noted, it is believed that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a beneficial owner of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of the following parties has in the last two fiscal years had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Any of our promoters; or
•	Any relative or spouse of any of the foregoing persons who has the same house as such person.

On June 1, 2005, we acquired all of the issued and outstanding securities of Erath Energy Inc. from Holywell Technological Investments Ltd. and First Finance Limited. Bill Chester, one of our directors, was also a director of Erath Energy Inc. The particulars of this transaction are described under the heading “Description of Business”, above.

ITEM 13. EXHIBITS

Exhibit No.	Document Description

3.1(1)	Articles of Incorporation

3.1.1(2)	Certificate of Change

3.1.2(3)	Certificate of Name Change

3.1.3(4)	Certificate of Change

3.1.4	Certificate of Correction

3.2(1)	Bylaws

4.1	Specimen Stock Certificate

4.2	Specimen Warrant Certificated dated August 8, 2005.

10.1(1)	Separation and Distribution Agreement dated October 18, 2001, between Desert Health Products, Inc. and Royal Phoenix

10.2(1)	License, Manufacture and Distribution Agreement

10.3(1)	Addendum to Separation and Distribution Agreement

10.4(5)	Stock Purchase Agreement dated May 31, 2005 between Terax Energy, Inc., Holywell Technological Investments Ltd. and First Finance Limited.

10.5	Executive Employment Agreement between Terax Energy, Inc. and J. William Rhea, IV dated May 27, 2005.

10.6	Executive Employment Agreement between Terax Energy, Inc. and Bill Chester dated June 7, 2005.

10.7(4)	Management Group Stock Pool Agreement between Terax Energy, Inc., J. William Rhea, IV and Bill Chester dated for reference June 7, 2005.

10.8	Form of Subscription Agreement dated for reference June 13, 2005.

21.1	Subsidiaries of Terax Energy, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Code of Ethics and Business Conduct of Officers, Directors and Employees.

(1)	Incorporated by reference to same exhibit filed with the Company’s Form SB-2 filed with the SEC on October 26, 2001, SEC File No, 333-72230.
(2)	Incorporated by reference to same exhibit filed with the Company’s Form 8-K filed with the SEC on October 22, 2004, SEC File No, 333-72230.
(3)	Incorporated by reference to same exhibit filed with the Company’s Form 8-K filed with the SEC on March 28, 2005, SEC File No, 333-72230.
(4)	Incorporated by reference to same exhibit filed with the Company’s Form 8-K filed with the SEC on June 9, 2005, SEC File No, 333-72230.
(5)	Incorporated by reference to same exhibit filed with the Company’s Form 8-K filed with the SEC on June 2, 2005, SEC File No, 333-72230.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by Malone & Bailey, PC, as well as the fees charged by Malone & Bailey, PC for such services. In its review of non-audit service fees and its appointment of Malone & Bailey, PC as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining Malone & Bailey, PC 's independence. All of the services provided and fees charged by Malone & Bailey, PC in 2005 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services rendered by Malone & Bailey, PC for the audit of our financial statements for the six month period ended June 30, 2005 are $5,000, and the aggregate feels billed by our predecessor auditors Beckstead and Watts for the year ended June 30, 2004 were $4,250.

Audit-Related, Tax and Other Fees

There were no other fees billed by Malone & Bailey, PC or Beckstead and Watts for 2005 or 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAX ENERGY, INC.

By:	/s/ J. William Rhea, IV
J. William Rhea, IV
Chief Executive Officer (Principal Executive Officer)
Date: August 17, 2005

By:	/s/ Bill Chester
Bill Chester
Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date: August 17, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ J. William Rhea, IV
J. William Rhea, IV
Director
Date: August 17, 2005

By	/s/ Bill Chester
Bill Chester
Director
Date: August 17, 2005