Form 10QSB
period 2005-09-30
TERAX ENERGY, INC.
filed 2005-11-18
CIK 1143548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

(Mark One)
☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2005

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ______________

Commission file number 333-72230

TERAX ENERGY, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	88-0475757
(State of Incorporation)	(IRS Employer Identification No.)

9600 Great Hills Trail
Suite 150W
Austin, Texas 78759
(Address of Principal Executive Offices)

(512) 231-8444
(Issuer's Telephone Number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 11, 2005, the Company had 51,577,000 shares of its par value $0.001 common stock issued and outstanding, of which 5,000,000 are to be returned to treasury upon resolution of an injunction application.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

Terax Energy, Inc.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending September 30, 2005

Terax Energy, Inc.
(a Development Stage Company)
Balance Sheet
(Unaudited)

September 30, 2005
Assets

Current assets:
Cash and cash equivalents	$4,570,371
Total current assets	4,570,371

Other assets:
Oil and gas properties – successful efforts method:
Properties not subject to amortization	3,685,085

Total Assets	$8,255,456

Liabilities and Stockholders' Equity

Current liabilities	$133,847

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000
shares authorized, zero shares issued and
outstanding	-
Common stock, $0.001 par value, 300,000,000
shares authorized, 52,077,000 shares issued and
outstanding	52,077
Additional paid-in capital	8,651,768
(Deficit) accumulated during development stage	(582,236)
Total Stockholders’ Equity	8,121,609

Total Liabilities and Stockholders’ Equity	$8,255,456

The Accompanying Notes are an Integral Part of These Financial Statements.

Terax Energy, Inc.
(a Development Stage Company)
Statements of Operations
(Unaudited)

			October 17, 2000
	For the Three-Months Ended		(Inception) to
	September 30,		September 30,
	2005	2004	2005
Revenue	$-	$-	$-

Expenses:
Promotional and marketing	26,467	-	26,467
Professional fees	237,498	-	237,498
Payroll expense	108,804	-	108,804
General and administrative expenses	107,785	750	196,844
Total expenses	480,554	750	569,613

Net operating (loss)	(480,554)	(750)	(569,613)

Other income (expense)
Dividend income	14,122	-	14,122
Interest (expense)	(1,110)	-	(1,110)
Unauthorized disbursements	(25,635)	-	(25,635)

Net (loss)	$(493,177)	$(750)	$(582,236)

Weighted average number of
common shares outstanding
- basic and fully diluted	49,408,913	144,225,000

Net (loss) per share - basic and
fully diluted	$(0.01)	$(0.00)

The Accompanying Notes are an Integral Part of These Financial Statements.

Terax Energy, Inc.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

			October 17, 2000
	For the Three Months Ended		(Inception) to
	September 30,		September 30,
	2005	2004	2005
Cash flows from operating activities
Net (loss)	$(493,177)	$(750)	$(582,236)
Shares issued for services	-	-	7,500
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Changes in assets and liabilities:
Prepaid and other current assets	49,339	-	-
Accrued liabilities	106,079	750	133,847
Net cash (used) by operating activities	(337,759)	-	(440,889)

Cash flows from investing activities
Purchase of oil and gas leases	(2,213,484)	-	(2,213,484)
Net cash (used) by investing activities	(2,213,484)	-	(2,213,484)
Cash flows from financing activities
Proceeds from notes payable	325,000	-	325,000
Payments on notes payable	(325,000)		(325,000)
Debt conversion	-	-	1,800
Issuance of common stock, net of issuance
costs	7,105,000	-	7,222,944
Net cash provided by financing activities	7,105,000	-	7,224,744

Net (decrease) increase in cash	4,553,757	-	4,570,371
Cash - beginning	16,614	-	-
Cash - ending	$4,570,371	$-	$4,570,371
	-
Supplemental disclosures:
Interest paid	$1,110	$-	$1,110
Income taxes paid	-	-	-

Non-cash transactions:
Shares issued for asset acquisition	-	-	$1,471,601

The Accompanying Notes are an Integral Part of These Financial Statements.

Terax Energy, Inc.
(a Development Stage Company)
Notes to Unaudited Interim Financial Statements

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein are presented in accordance with United States generally accepted accounting principles, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2005 as reported in Form 10-KSB have been omitted.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of Terax for the year ended June 30, 2005 and notes thereto included in Terax’s Form 10-KSB annual report.

Note 2 – Stockholder’s equity

From August 8, 2005 through September 14, 2005, Terax accepted subscriptions for 739,000 Units at a price of $10.00 per Unit for gross proceeds to Terax of $7,390,000. Each Unit consists of eight shares of Terax’s common stock and four non-transferable share purchase warrants. Each warrant is exercisable into one share of Terax’s common stock at a price of $1.75, subject to acceleration upon certain conditions. The value of the warrants, using the Black Scholes method of calculation, was estimated to be $1,192,608. In addition, Terax incurred fees totaling $285,000 in connection with the Unit offering.

Note 3 – Leasehold Acquisitions

In the quarter ended September 30, 2005, Terax acquired approximately 5,200 additional gross acres of oil and gas leasehold interests in Erath and Comanche Counties, Texas for cash in the amount of $2,213,484.

Note 4 – Related Party Transactions

Through September 30, 2005, fees totaling $159,591 were incurred with a law firm in which a Director was, and still is, a partner of the law firm.

On or about September 22, 2005, the Board of Directors of Terax became aware that its Chief Executive Officer may have withdrawn the sum of $25,635 from Terax’s bank account for his personal benefit.

Note 5 – Note Payable

During the quarter ended September 30, 2005, Terax borrowed $325,000 bearing interest at 6% per annum. The note, including $1,110 in interest, was repaid during the quarter.

Terax Energy, Inc.
(a Development Stage Company)
Notes to Unaudited Interim Financial Statements

Note 6 – Subsequent Events

Pursuant to the terms of the Management Group Stock Pool Agreement between Terax and certain of its officers and directors dated June 7, 2005, the officers and directors agreed that in the event of resignation or, in the event of termination for cause, the shares of Terax’s common stock registered in their names and held in escrow pursuant to that Agreement would be returned to the treasury of Terax for cancellation. Due to certain events involving certain officers and directors whom were parties to the Agreement as described below, 500,000 shares of Terax’s common stock have been returned to the treasury of Terax for cancellation and 5,000,000 are to be returned to treasury for cancellation upon resolution of an injunction application.

Terax retained the services of a VP of Operations on an “at will” basis. Terax has agreed to issue options to acquire 500,000 shares of common stock at a price of $2.80 per share.

Terax retained the services of a CFO and interim CEO on an “at will” basis. Terax has agreed to issue 500,000 shares of common stock as a stock bonus to be earned in the event that Terax meets certain performance criteria.

On October 28, 2005 Terax’s CEO was removed as a director and on October 31, 2005 he was terminated as CEO, for cause. On November 7, 2005, the former CEO filed a petition and application for preliminary injunctive relief against Terax and individually against current and former board members. The former CEO also seeks declaratory relief that his employment was not terminated “for cause” and that he is entitled to all benefits conferred upon him upon involuntary termination of his employment for other than “cause”. Terax has agreed to indemnify the other defendants in the matter. Terax and the other defendants vigorously object to former CEO’s claims and Terax has set aside $250,000 to pay for anticipated legal costs and expenses which may be incurred in connection with this matter.

ITEM 2.	PLAN OF OPERATION

Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

  increased competitive pressures from existing competitors and new entrants;
  increases in interest rates or our cost of borrowing or a default under any material debt agreements;
  deterioration in general or regional economic conditions;
  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
  loss of customers or sales weakness;
  inability to achieve future sales levels or other operating results;
  fluctuations of oil and gas prices;
  the unavailability of funds for capital expenditures; and
  operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended June 30, 2005.

Overview And Outlook

We are an oil and gas exploration, development and production company. Our properties are located in the Fort Worth Basin. Our corporate strategy is to continue building value in the Company through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production. Our current focus is exploring the gas reserves located in the Barrnett Shale formations of the Fort Worth Basin.

We have consolidated mineral lease positions in both Erath and Comanche counties. Our focus now turns to developing and producing those leases so as to realize the value held in them. With approximately 16,350 gross leased acres the task of developing the properties with wells will commence in the second quarter of our fiscal year.

We intend to continue seeking acquisition opportunities, which compliment our current focus. We intend to fund our development activity primarily through proceeds from various private placements sufficient enough to develop a greater portion of our mineral leases.

Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the first quarter of 2006 and 2005.

	First Quarter
	2006	2005	Increase
	Amount	Amount	(Decrease)
Revenue	$-	$-	$-

Expenses:
General and administrative	243,056	750	242,306
Professional and
consulting fees	237,498	-	237,498
Total expenses	480,554	750	479,804

Loss from operations	(480,554)	(750)	(479,804)
Other income (expense):
Other expenses	(25,635)	-	(25,635)
Interest and other income	14,122	-	14,122
Interest expense	(1,110)	-	(1,110)
Net loss	$(493,177)	$(750)	$(492,427)

First Quarter of 2006 Compared to First Quarter in 2005

Revenue:

Total revenue for the first quarter of 2006 and 2005 was $-0- and $-0-.
Currently, we are in a development stage, acquiring various mineral leases and implementing all necessary capital improvements in order to become efficient in our production efforts.

Expenses:

General and administrative expenses for the first quarter of 2006 and 2005 were $243,056 and $750, respectively, for an increase of $242,306. The increase is attributable to the commencement of acquisition efforts and preparation for exploratory drilling and the additional overhead incurred in connection with the commencement of field operations.

Professional and consulting fees were $237,498 and $-0- for the first quarter of 2006 and 2005, for an increase of $237,498. The increase is a result of our endeavors to obtain the necessary capital and properties required to ultimately increase revenue.

Other Income (Expense):

Interest and other income for the first quarter of 2006 and 2005 was $14,122 and $-0-, respectively, for an increase of $14,122 which was the result of the placement of proceeds from the sale of securities being place in an interest bearing money market account.

Interest Expense for the first quarter of 2006 and 2005 was $1,110 and $-0-, respectively, for an increase of $1,110. During the first quarter of 2006, we entered into a short-term demand note in order to meet our operating cost requirements.

Net Loss: Our net loss for the first quarter of 2006 and 2005 was $493,177 and $750, respectively, for an increase loss in the amount of $492,427. The majority of the increase was attributable to an increase in overhead due to increased field operations.

Operation Plan

During the next twelve months we plan to continue to focus our efforts on the sustained development and production of gas reserves located on our existing properties, pursuing strategic acquisitions of producing properties and creating value by furthering our business plan.

We intend to fund our field operations and development program through our equity financing efforts and from proceeds of anticipated exercise of warrants and options. This strategy may allow us to realize the value in our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing properties or companies and generally expand our existing operations.

Our future financial results will depend primarily on: (i) the ability to continue to produce gas and oil from existing wells; (ii) the ability to discover commercial quantities of natural gas and oil; (iii) the market price for oil and gas; and (iv) the ability to fully implement our exploration and development program, which is dependent on the availability of capital resources. In order to be successful in all or any of these respects, the prices of oil and gas prevailing at the time of production must be at a level allowing for profitable production, and we must be able to obtain additional funding to increase our capital resources.

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

At September 30, 2005 we had cash of $4,570,371 and working capital of $4,436,524. We believe that we currently have sufficient working capital to commence our drilling efforts and to pay our administrative and general operating expenses through December 31, 2005. We will need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to fund our general and administrative expenses beyond December 31, 2005, and to continue the implementation of planned exploration and development programs on our properties. Furthermore, should we continue the pace of our acquisitions and/or or drilling activities, we will require additional capital sooner. Failure to obtain such additional financing will result in our inability to accelerate the planned exploration programs on our properties or to acquire additional properties.

We have no agreements or understandings with any person for additional financing.

Cash Flows. Since inception, we have financed cash flow requirements through debt financing and the issuance of common stock for cash. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

Satisfaction of our cash obligations for the next 12 months.

Our oil and gas properties do not have any commercial production. We have no history of earnings or cash flow from our operations. A critical component of our operating plan impacting our continued existence is to efficiently manage the costs associated with exploratory drilling efforts, our ability to obtain additional capital through additional equity and/or debt financing, and JV or WI partnerships could also be important to our expansion plans. In the event we experience any significant problems assimilating acquired assets into our operations or cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations.

We believe that with the funds obtained through our private placement, we are able to proceed with the next phase of our operations, which is field development. However, we anticipate the need for a significant amount of funds in order to fully develop our leased acreage.

Over the next twelve months we believe that existing capital combined with cash flow from operations will be sufficient to sustain operations and planned expansion.

We may incur operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development and production, particularly companies in the oil and gas industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Under our current operating plan, we are required to make certain lease payments to maintain our rights to develop and drill for oil and gas. These lease payments are material obligations to us.

As of September 30, 2005, we had assets of $8,255,456, and $133,847 in current liabilities; resulting in a stockholder’s equity of $8,121,609.

Summary of product and research and development that we will perform for the term of our plan.

Field Development

Our original plan of operation for field development started with identifying the most promising and cost-effective drill sites on our current leased acres, drilling and testing wells to prove reserves, completing the more promising test wells, extracting the gas, oil and other hydrocarbons that we find, and delivering them to market. We believe that we have leased enough land to move forward with our field development and are proceeding with the next phase of our operations.

In the field development stages of our plan, each new well will be drilled and tested individually. The well, upon a favorable evaluation of its producing capabilities, will be fully completed and connected to gas gathering and water disposal pipelines.

When we have identified a proposed drilling site, we as a licensed operator in the State of Texas, will be engaged in all aspects of well site operations. As the operator we will be responsible for permitting the well, which will include obtaining permission from the Texas Railroad Commission relative to spacing requirements and any other state and federal environmental clearances required at the time that the permitting process commences. In addition to the permitting process, we as the operator will be responsible for hiring the driller, geologist and land men to make final decisions relative to the zones to be targeted, confirming that we have good title to each leased parcel covered by the spacing permit and to actually drill the well to the target zones. We will be responsible for completing each successful well and connecting it to the most appropriate portion of our gas gathering system.

As the operator we will be the caretaker of the well once production has commenced. As the operator, we will be responsible for paying bills related to the well, billing working interest owners for their proportionate expenses in drilling and completing the well, and selling the production from the well. Prior to the first payment for production on each well, we anticipate that the purchaser thereof will carry out its own research with respect to ownership of that production and will send out a division order to confirm the nature and amount of each interest owned by each interest owner. Once a division order has been established and confirmed by the interest owners, the production purchaser will issue the checks to each interest owner in accordance with its appropriate interest. From that point forward, we as operator will be responsible for maintaining the well and the wellhead site during the entire term of the production or until such time as we have been replaced or the site appropriately abandoned.

Significant changes in the number of employees.

During the three month period ended September 30, 2005 there were no significant changes in the number of employees.

Our proposed personnel structure could be divided into three broad categories: management and professional, administrative, and project field personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and work loads demand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in this Annual Report. We have outlined below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management.

Revenue Recognition. It is our policy to recognize revenue when production is sold to a purchaser at a fixed or determinable price.

Successful Efforts Method of Accounting. We account for our oil and natural gas operations using the successful efforts method of accounting. Under this method, all costs associated with property acquisition, exploration and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and cost of drilling and equipping productive wells. In the event we do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed. All of our properties are located within the continental United States.

Oil and Natural Gas Reserve Quantities. Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Reserve quantities and future cash flows included in the Form 10-KSB are prepared in accordance with guidelines established by the SEC and FASB.

ITEM 3.	CONTROLS AND PROCEDURES

a)

Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, our management carried out an evaluation, under the supervision of our Interim Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b)

Changes in internal controls: There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

As disclosed in the Company’s Form 8-K with an initial event date of October 28, 2005, and further described under “Legal Proceedings” below, certain funds were improperly withdrawn from Company bank accounts or charged as expenses during the period covered by this report. Subsequent to the end of the period covered by this report the Company engaged a new Chief Financial Officer and implemented new procedures with respect to the withdrawal and payment of Company funds. Based upon these changes, the interim chief executive officer and chief financial officer now concludes that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

On November 7, 2005, J. William Rhea IV, a former member of the Board of Directors and Chief Executive Officer of the Company filed a petition and application for temporary restraining order and preliminary injunctive relief against the Company and individually against current and former members of the Company’s Board of Directors. The action was filed in the District Court of Travis County, Texas. Mr. Rhea was removed as a member of the Board of Directors on October 28, 2005 and he was terminated as Chief Executive Officer on October 31, 2005, for cause.

On or about September 22, 2005 the Board of Directors of the Company became aware that Mr. Rhea may have withdrawn the sum of $26,000 from the Company’s bank account for his personal benefit. On September 29, 2005, the Board of Directors formed a Special Committee to investigate the matter and report back to the Board. Upon completion of the report of the Special Committee, it was determined that Mr. Rhea in fact did withdraw approximately $26,000 from the Company’s bank account, as well as take other actions in violation of his employment agreement and his fiduciary duties to the Company. In addition, upon his termination as Chief Executive Officer and pursuant to the terms of the Management Group Stock Pool Agreement between the Company and Mr. Rhea dated June 7, 2005, Mr. Rhea forfeited 5,000,000 shares of the Company’s common stock registered in his name. In the legal action, Mr. Rhea seeks declaratory relief that his employment was not terminated “for cause” and that he is entitled to all benefits conferred upon him upon involuntary termination of his employment for other than “cause”. In addition, Mr. Rhea seeks unspecified damages, including the value of his rights under the Management Stock Pool which he alleges equals approximately $15,000,000.

The Company has agreed to indemnify the other defendants in the matter.

The Company and the other defendants vigorously object to Mr. Rhea’s claims and will submit a response to the action on or prior to November 28, 2005. The Company has set aside $250,000 to pay for the legal costs and expenses in connection with this matter. Such amount is merely a preliminary estimate of possible costs, which may be more or less than the amount set aside.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Report the Registrant has not sold any securities not registered under the Securities Act which were not previously reported in Form 8-K filings made by the Registrant.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On October 28, 2005, our Board of Directors received consent resolutions executed as of October 28, 2005, by the holders of more than two-thirds of our outstanding common shares removing J. William Rhea, IV from office as a member of the Board of Directors. The consent resolutions also instructed our Board of Directors to determine whether Mr. Rhea had breached the terms of his employment by the Registrant and, if so, to remove Mr. Rhea as an officer of the Registrant and to terminate Mr. Rhea’s employment by the Registrant.

Item 5.	Other Information.

On October 18, 2005, Rex H. White was appointed as a member of our Board of Directors. Mr. White resigned from the Board on October 31, 2005.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d- 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAX ENERGY, INC.

Date: November 18, 2005	By:	/s/ Lawrence Finn

	Title:	Lawrence Finn
Interim Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)