Form 10QSB
period 2005-12-31
TERAX ENERGY, INC.
filed 2006-02-21
CIK 1143548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________

Commission file number 333-72230

TERAX ENERGY, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	88-0475757
(State of Incorporation)	(IRS Employer Identification No.)

13355 Noel Road
1370 One Galleria Tower
Dallas, TX 75240
(Address of Principal Executive Offices)

(972) 503-0900
(Issuer's Telephone Number)

______________________________________________________________
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
Yes ☐ No ☒

As of February 13, 2006, the Company had 60,398,111shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending December 31, 2005

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets: December 31, 2005 and June 30, 2005 (Unaudited)	3

	Statements of Operations: Three and Six Months Ended December 31, 2005 and 2004 and Period from October 17, 2000 (Date of Inception) to December 31, 2005 (Unaudited)	4

	Statements of Cash Flows: Three and Six Months Ended December 31, 2005 and 2004 and Period from October 17, 2000 (Date of Inception) to December 31, 2005 (Unaudited)	5

	Notes to Unaudited Consolidated Financial Information: December 31, 2005	6

Item 2.	Plan of Operation	9

Item 3.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

Terax Energy, Inc.
(an Exploration Stage Company)
Balance Sheet
(Unaudited)

	December 31,	June 30,
	2005	2005
Assets

Current assets:
Cash and cash equivalents	$1,206,623	$16,614
Prepaid expenses	56,537	49,339
Total current assets	1,263,160	65,953

Oil and gas properties:
Properties not subject to amortization	5,190,897	1,471,601
Properties subject to amortization	5,084,659	-
Oil and gas equipment	665,777	-
Total oil and gas properties	10,941,333	1,471,601

Other assets:
Office furniture and automobile equipment, net	64,397	-
Deposits	1,020	-
Total other assets	65,417	-

Total assets	$12,269,910	$1,537,554

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$294,288	$-
Accrued liabilities	931,991	27,769
Short term debt	4,100,000	-
Total current liabilities	5,326,279	27,769

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000	-	-
shares authorized, zero shares issued and outstanding
Common stock, $0.001 par value, 300,000,000	52,077	46,165
shares authorized, 52,077,000 and 46,165,000 shares issued
and outstanding at December 31, 2005 and June 30, 2005,
respectively
Additional paid-in capital	8,651,768	1,552,679
(Deficit) accumulated during exploration stage	(1,760,214)	(89,059)
Total stockholder's equity	6,943,631	1,509,785

Total liabilities and stockholders' equity	$12,269,910	$1,537,554

Terax Energy, Inc.
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three-Months Ended		Six-Months Ended		October 17, 2000
	December 31,		December 31,		(Inception) to
	2005	2004	2005	2004	December 31, 2005

Revenue	$-	$-	$-	$-	$-

Expenses:
Depreciation expense	3,389	-	3,389	-	3,389
Promotional and marketing	84,607	-	111,074	-	111,074
Professional fees	101,424	-	338,922	-	338,922
Payroll expense	921,836	-	1,030,639	-	1,030,640
General and administrative expenses	52,100	1,661	159,885	2,411	248,944
Total expenses	1,163,356	1,661	1,643,909	2,411	1,732,969

Net operating (loss)	(1,163,356)	(1,661)	(1,643,909)	(2,411)	(1,732,969)

Other income (expense):
Dividend income	16,817	-	30,939	-	30,939
Interest (expense)	(31,439)	-	(32,549)	-	(32,549)
Other	-	-	(25,635)	-	(25,635)
Total other income (expenses)	(14,622)	-	(27,245)	-	(27,245)

Net (loss)	$(1,177,978)	$(1,661)	$(1,671,154)	$(2,411)	$(1,760,214)

Net (loss) per share	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of
common shares outstanding
basic and fully diluted	52,077,000	28,845,000	51,205,217	28,845,000

The Accompanying Notes are an Integral Part of These Financial Statements.

Terax Energy, Inc.
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			October 17, 2000
	For the Six-Months Ended		(Inception) to
	December 31,		December 31,
	2005	2004	2005
Cash flows from operating activities:
Net (loss)	$(1,671,154)	$(2,411)	$(1,760,214)
Adjustments to reconcile net loss :
Shares issued for services			7,500
Depreciation expense	3,389	-	3,389
Changes in current assets and liabilities:
Increase in prepaid expenses	(7,198)	-	(56,537)
Increase in accounts payable	294,288	-	294,288
Increase in accrued liabilities	904,222	-	931,992
Increase in deposits	(1,020)	-	(1,020)
Net cash used in operating activities	(477,473)	(2,411)	(580,602)

Cash flows from investing activities
Purchase of oil and gas leases	(3,719,296)	-	(3,719,296)
Increase in Oil and Gas equipment	(665,777)		(665,777)
Increase in drilling and equipment	(5,084,659)	-	(5,084,659)
Increase in office furniture and automobiles	(67,786)	-	(67,786)
Net cash used in investing activities	(9,537,518)	-	(9,537,518)
Cash flows from financing activities
Proceeds from notes payable	4,425,000	-	4,425,000
Payments on notes payable	(325,000)	-	(325,000)
Debt conversion	-	-	1,800
Issuance of common stock, net of offering
cost	7,105,000	-	7,222,943
Net cash provided by financing activities	11,205,000	-	11,324,743

Net (decrease) increase in cash	1,190,009	(2,411)	1,206,623
Cash – beginning of period	16,614	18,101	-
Cash – ending of period	$1,206,623	$15,690	$1,206,623
	-
Supplemental disclosures:
Interest paid	$1,144	$-	$1,144
Income taxes paid	$-	$-	$-
Non-cash transactions:
Shares issued for asset acquisition	-	-	1,471,601

The Accompanying Notes are an Integral Part of These Financial Statements.

Terax Energy, Inc.
(An Exploration Stage Company)
Notes to Unaudited Interim Financial Statements

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein are presented in accordance with United States generally accepted accounting principles, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended June 30, 2005 as reported in Form 10-KSB have been omitted.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of Terax (“the Company”) for the period ended June 30, 2005 and notes thereto included in Company’s Form 10-KSB.

Note 2 – Stockholder’s Equity

Pursuant to the terms of the Management Stock Pool Agreement between the Company and certain of its officers and directors dated June 7, 2005, the officers and directors agreed that in the event of resignation or, in the event of termination for cause, the shares of the Company’s stock registered in their names and held in escrow pursuant to that Agreement would be returned to the treasury of the Company for cancellation. Due to certain events involving certain officers and directors whom were parties to the Agreement as described below, 500,000 shares of the Company’s stock have been returned to treasury for cancellation and the remaining 5,000,000 shares are to be returned to treasury for cancellation upon resolution of an injunction application. See Note 7 below for such resolution.

From August 8, 2005 through September 14, 2005, Company accepted subscriptions for 739,000 Units at a price of $10.00 per Unit for gross proceeds to Company of $7,390,000. Each Unit consists of eight shares of the Company’s common stock and four non-transferable share purchase warrants. Each warrant is exercisable into one share of the Company’s common stock at a price of $1.75, subject to acceleration upon certain conditions. The value of the warrants, using the Black Scholes method of calculation, was $1,192,608. In addition, the Company incurred fees totaling $285,000 in connection with the Unit offering.

On October 17, 2005, the Company hired a VP of Operations on an “at will” basis. In addition the Company agreed to issue options to acquire 500,000 in common at a price of $2.80 per share for a period of 5 years. The options will vest equal amounts, over three years from the date of issue. The grants will be subject to a Stock Incentive Plan to be approved by the Shareholders.

On November 15, 2005, the Company hired a CFO and interim CEO on an “at will” basis. The Company has agreed to issue 500,000 shares of common stock as a stock bonus to be earned in event the Company meets certain criteria. The grants are subject to a Stock Incentive Plan to be approved by the Shareholders.

Note 3 – Oil and Gas Properties

In the six months ended December 31, 2005, the Company acquired additional gross acres of oil and gas leasehold interests in Erath and Comanche Counties, Texas for $3,719,296.

Note 3 – continued

In the quarter ended December 31, 2005, the Company began development of it oil and gas leases in Erath County Texas. Through the end of the quarter, the Company had drilled two wells to total depth and began installation of its gathering system. These wells were waiting on completion of the gathering before they can be completed and begin production. The total cost incurred for drilling and gathering system cost for the quarter was $5,084,659. The cost for Oil and Gas equipment held for future use was $665,777.

Note 4 – Related Party Transactions

For the six months ended December 31, 2005, $230,306, of legal fees and reimbursable expenses, were incurred with a law firm in which a Director was, and still is, a partner of the law firm.

For the six months ended December 31, 2005, fees totaling $88,478 were paid by the Company to a Director for services rendered in managing certain litigation matters.

Note 5 – Note Payable

During the quarter ended September 30, 2005, the Company borrowed $325,000 bearing interest at 6% per annum. The amount, including $1,110 in interest, was repaid during the quarter.

On December 2, 2005 for $2,500,000, December 19, 2005 for $1,600,000, and January 26, 2006 for $900,000, the Company issued promissory notes (the “Notes”) to an investor with aggregate principal amounts of $5,000,000. The Notes bear interest at the rate of 12.5% per annum, they are due on demand after May 31, 2006, and they may be repaid at any time by the Company. The Notes are secured by a security interest in all of the Company’s oil and gas leases and pipeline right of ways and easements in Erath County, Texas, as well as well and pipeline equipment and personal property, contracts and agreements, and production from the Company’s wells located on the leases.

Note 6 – Other Obligations

On December 8, the Company entered into a one (1) year lease for a field office in Stephenville, Texas, The office space has approximately 1188 square feet, and rental is rate is approximately $1,300 per month. The Company has the right to renew the lease for up to two (2) years.

Note 7 – Subsequent Events

Office Lease

On January 24, 2006 the Company signed a three (3) year office lease for approximately 2893 square feet. The month rental rate is $5,726 per month.

Litigation Settlement

On February 2, 2006 the Company and certain current and former directors, officers and agents of the Company entered into a Master Compromise and Settlement Agreement with J. William Rhea, IV pursuant to which the parties resolved all outstanding claims between them. As part of the resolution, 800,000 of the 5,000,000 shares of the Company’s common stock registered in Mr. Rhea’s name and held in escrow were released to Mr. Rhea and 4,200,000 of the 5,000,000 shares of the Company’s common stock registered in Mr. Rhea’s name and held in escrow were returned to treasury of the Company for cancellation, without consideration. In addition, the Company paid Mr. Rhea $800,000 on account of compensation due to him under his employment agreement with the Company.

Sale of Securities

          On February 7, 2006, the “Company entered into securities purchase agreements to sell to four institutional investors an aggregate of 12,805,600 shares of the Company’s common stock and warrants to purchase an additional 12,805,600 shares of common stock, for an aggregate purchase price of $16,007,000. The unit purchase price of the common stock and corresponding warrant was $1.25. The warrants are exercisable until February 6, 2011 at an exercise price of $1.50 per share. The Company has the right to require exercise of all of the warrants in the event that (i) a registration statement registering the resale of the warrants is then in effect and (ii) the volume weighted average trading price per share of the Company’s common stock for each of the previous thirty trading days is in excess of $2.50.

          The aggregate commissions payable in connection with the private placement were approximately $862,120. In addition, warrants to purchase 574,120 shares of common stock identical to those sold to the investors. The pricing of the securities was agreed to with the lead institutional buyer in early January 2006 when the Company’s stock was trading in the $1.75 range and represents an approximate 30% discount to the market price at that time.

          The Company also entered into registration rights agreements with the investors to register the resale of the shares of common stock sold in the offering and issuable upon exercise of the warrants. Subject to the terms of the registration rights agreement, the Company is required to file the registration statement with the Securities and Exchange Commission within 30 days of the closing, to use its best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933 (the “Act”) within 60 days following the closing date of the offering, or 120 days following the closing of the offering if the registration statement is reviewed by the Securities and Exchange Commission. In the event the registration statement is not filed or declared effective when due, the Company is obligated to pay the investors liquidated damages in the amount of 1.5% of the purchase price for each month in which the Company is in default. See Form 8-K filed on February 7, for a more detailed explanation of the transaction.

Controller and Chief Accounting Officer

On February 8, 2006, the Company retained the services of a Controller and Chief Accounting Officer on an “at will” basis. The Company has agreed to issue 200,000 shares of common stock as a stock bonus to be earned 100,000 at December 31, 2006 and 100,000 at December 31, 2007. In addition the Company has agreed to issue options to acquire 200,000 shares of common stock at a price of $2.43 per share for a period of 5 years. The options will vest in equal amounts, over two years from the date of issue. The grants will be subject to a Stock Incentive Plan to be approved by the Shareholders.

Notes Payable

On February 1, 2006, the Company issued an additional promissory note (the “Additional Note”) with a principal amount of $2,500,000 to an investor. The Additional Note has the same terms as the Initial Notes: it bears interest at the rate of 12.5% per annum, it is due on demand after May 31, 2006, and it may be repaid at any time by the Company. On February 2, 2006, the Company issued to a total of 215,517 shares of the Company’s common stock as further consideration for the Notes and the Additonal Note. The Company has agreed to issue an additional 84,483 shares of common stock as further consideration for the Notes and the Additional Note. See Note 5.

ITEM 2. PLAN OF OPERATIONS

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

Forward-looking statements may include the words “May”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increased competitive pressures from existing competitors and new entrants;

o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;

o	deterioration in general or regional economic conditions;

o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o	loss of customers or sales weakness;

o	inability to achieve future sales levels or other operating results;

o	fluctuations of oil and gas prices;

o	the unavailability of funds for capital expenditures; and

o	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Report on Form 10-KSB for the period ended June 30, 2005.

Overview and Outlook

We are an oil and gas exploration, development and production company. Our properties are located in the Fort Worth Basin. Our corporate strategy is to continue building value in the Company through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production. Our current focus is exploring the gas reserves located in the Barnett Shale formations of the Fort Worth Basin.

We have consolidated mineral lease positions in both Erath and Comanche counties. Our current focus is on the development and production of our Erath County properties. However, we have begun the evaluation process of our Comanche County properties and expect to develop strategy for those leases and the value in them, in the second half of 2006.

We intend to continue seeking acquisition opportunities, which compliment our current focus. We intend to fund our development activity primarily through proceeds from various private placements sufficient enough to evaluate a greater portion of our mineral leases.

Our revenue, profitability, and future growth rate depend substantially on factors beyond our control, such as economic, political, and regulatory developments and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

Results of Operations

Second Quarter of 2006 Compared to Second Quarter of 2005

The following overview provides a summary of key information concerning our financial results for the second quarter of our fiscal year ending June 30, 2006.

	Three Months	Three Months
	December 31,	December 31,	Increase
	2005	2004	(Decrease)
Revenue	$-	$-	$-

Expenses:
General and administrative	52,100	1,661	50,439
Payroll Expenses	921,836	-	921,836
Professional fees	101,424	-	101,424
Marketing Expenses	84,607	-	84,607
Depreciation expenses	3,389	-	3,389
Total expenses	1,163,356	1,661	1,161,695

(Loss) from operations	(1,163,356)	(1,661)	(1,161,695)
Other income (expense):
Other expenses	-	-	-
Interest and other income	16,817	-	16,817
Interest expense	(31,439)	-	(31,439)
Net Income ( loss)	$(1,177,978)	$(1,661)	$(1,176,317)

Revenue

Total revenue for the second quarter of 2006 and 2005 was $.0 and $.0. Currently, we are in a development stage, developing various mineral leases and implementing all necessary capital improvements in order to become efficient in our production efforts.

Expenses

The increase in General and Administrative Expenses, Payroll Expenses, Professional Fees, and Marketing Expenses for the second quarter of 2006 as compared to the second quarter of 2005 were $1,159,967 and $1,661, respectively, for an increase of $1,158,306. Of this increase, $817,740 was due the settlement with a former officer of the Company. The remainder of increase in overhead was incurred in connection with the continued acquisition of leases, reporting to stockholders and the beginning of field operations necessary for the evaluation of our oil and gas leases. The increase is a result of our endeavors to obtain the necessary capital required to ultimately to begin production and generate revenue from our oil and gas properties.

The increase in Deprecation expenses for the second quarter of 2006 was $3,389 as compared to the second quarter 2005 which was $.0, for an increase of $3,389. The increase was due to the Company’s acquisition of certain office assets and vehicles to support the Company’s operations.

Other Income (Expense)

Interest and other income for the second quarter of 2006 and 2005 was $16,817 and $.0, respectively, for an increase of $16,817 which was the result of the placement of proceeds from the sale of securities in an interest bearing money market account.

Interest Expense for the second quarter of 2006 and 2005 was $31,439 and $.0, respectively, for an increase of $31,439. During the second quarter of 2006, we entered into a short-term promissory note(s) in order to meet our operating cost requirements.

Net Loss

Our net loss for the second quarter of 2006 and 2005 was $1,177,978 and $1,661, respectively, for an increase loss in the amount of $1,176,317. Of these losses, approximately $3,389 was attributable to non-cash costs associated with assets purchased by the Company.

First Six Months of 2006 Compared to the First Six Months of 2005

The following overview provides a summary of key information concerning our financial results for the first six months of our fiscal year ending June 30, 2006.

	Six Months	Six Months
	December 31,	December 31,	Increase
	2005	2004	(Decrease)
Revenue	$-	$-	$-

Expenses:
General and administrative	159,885	2,411	157,474
Payroll Expenses	1,030,639	-	1,030,639
Professional fees	338,922	-	338,922
Marketing Expenses	111,074	-	111,074
Depreciation expenses	3,389	-	3,389
Total expenses	1,643,909	2,411	1,641,498

(Loss) from operations	(1,643,909)	(2,411)	(1,641,498)
Other income (expense):
Other expenses	(25,635)	-	(25,635)
Interest and other income	30,939	-	30,939
Interest expense	(32,549)	-	(32,549)
Net Income ( loss)	$(1,671,154)	$(2,411)	$(1,668,743)

Revenue

Total revenue for the first six months of 2006 and 2005 was $.0 and $.0.Currently, we are in a development stage, developing various mineral leases and implementing all necessary capital improvements in order to become efficient in our production efforts.

Expenses

The increase in General and Administrative Expenses, Payroll Expenses, Professional Fees, and Marketing Expenses for the first six months of 2006 as compared to the first six months of 2005 were

$1,640,520 and $2,411, respectively, for an increase of $1,638,109. Of this increase, $817,740 was due the settlement with a former officer of the Company. The remainder of increase in overhead was incurred in connection with the continued acquisition of leases, reporting to stockholders and the beginning of field operations necessary for the evaluation of our oil and gas leases. The increase is a result of our endeavors to obtain the necessary capital required to ultimately to begin production and generate revenue from our oil and gas properties.

The increase in Deprecation expenses for the six months 2006 was $3,389 as compared to the first six months of 2005 which was $.0, for an increase of $3,389. The increase was due to the Company’s acquisition of certain office assets and vehicles to support the Company’s operations

Other Income (Expense)

Interest and other income for the first six months of 2006 and 2005 was $30,939 and $.0, respectively, for an increase of $30,939 which was the result of the placement of proceeds from the sale of securities in an interest bearing money market account.

Interest Expense for the first six months of 2006 and 2005 was $32,549 and $.0, respectively, for an increase of $32,549. During the first six months of 2006, we entered into a short-term promissory note(s) in order to meet our operating cost requirements.

Net Loss

Our net loss for the first six months of 2006 and 2005 was $1,671,154 and $2,411, respectively, for an increase loss in the amount of $1,668,743. Of these losses, approximately $3,389 was attributable to non-cash deprecation costs associated with the purchase of certain office furniture and vehicles to support our operations.

Operation Plan

During the next twelve months we plan to continue to focus our efforts on the current business plan which is the sustained development of our existing properties. The Company may consider pursuing strategic acquisitions of producing properties and additional oil and gas leases provided we have access to capital resources which will not interfere with continued evaluation and development of our existing assets.

We intend to fund our field operations and development program through a combination of equity financing, proceeds of anticipated exercise of warrants and options and the use of commercial or mezzinne debt as necessary to complete or business plan. Our strategy is to seek financing alternatives which will yield the lowest cost of capital while maintaining the flexibility necessary to fully realize the value in our own oil and gas leased acreage holdings. Before the Company can seek strategic acquisitions of additional leases, producing properties, or acquisition of other companies, the Company must first develop its existing properties to stage which they can sustain their own development or develop financing alternatives which will not hinder the development of is current assets.

Our future financial results will depend primarily on: (i) the ability to produce gas and oil from existing and future wells; (ii) the ability to discover commercial quantities of natural gas and oil; (iii) the market price for oil and gas; and (iv) the ability to fully implement our exploration and development program, which is dependent on the availability of capital resources. In order to be successful in all or any of these respects, the prices of oil and gas prevailing at the time of production must be at a level allowing for profitable production, and we must be able to obtain additional funding to increase our capital resources.

Liquidity and Capital Resources

There is limited historical financial information about our Company upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues from operations.

Our continued existence and plans for future growth depend on our ability to continue obtain the capital necessary to develop our existing assets, and the generation of revenue from our current assets. We will need to raise additional capital to fund our development efforts. If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern.

At December 31, 2005 we had cash of $1,206,623 and working capital of $36,881, not including the promissory notes of $4,100,000 due in May 2006. On February 7, 2006 we closed an equity financing with gross proceeds $16,007,000. The proceeds will be used to repay existing debt, to fund continued drilling and development activities, and general working capital. We believe that we currently have sufficient working capital to complete our first three wells, to drill and complete our next three wells and complete the gathering system in order to begin production on all six wells. We expect to begin production in March 2006, and have all six wells on production in May 2006. We will need to obtain additional funds to supplement our expected revenues from the first six wells in order to continue the implementation of planned exploration and development programs on our existing properties over the next twelve months. Furthermore, should the pace of our acquisitions and/or or drilling activities differ from our current plans, we may require additional capital sooner. Failure to obtain such additional financing will result in our inability to accelerate the planned exploration programs on our properties or to acquire additional properties. Should the pace of our acquisitions and/or or drilling activities differ from our current plans, we may require additional capital sooner. Failure to obtain such additional financing will result in our inability to accelerate the planned exploration programs on our properties or to acquire additional properties. We have no agreements or understandings with any person for additional financing.

Cash Flows

Since inception, we have financed cash flow requirements through debt financing and the issuance of common stock for cash and services. As we continue our development activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

Satisfaction of our cash obligations for the next 12 months.

Our oil and gas properties do not have any commercial production. We have no history of earnings or cash flow from our operations. A critical component of our operating plan impacting our continued existence is to efficiently manage the costs associated with exploratory drilling efforts, our ability to obtain additional capital through additional equity and/or debt financing, and JV or WI partnerships will also be important to our expansion plans. In the event we experience any significant problems assimilating acquired assets into our operations or cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations.

We believe that with the funds from the recent private placement, we are able to proceed with the current phase of our operations, the continued field development of our Erath County properties. However, we anticipate the need for additional funds in order to fully develop our leased acreage.

Over the next twelve months, our existing capital combined with cash flow from operations will be not be sufficient to sustain operations and our planned expansion.

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

As of December 31, 2005, we had assets of $12,269,910, and $5,326,279 in current liabilities; resulting in a stockholder’s equity of $6,943,631.

Field Development

Our original plan of operation for field development started with identifying the most promising and cost-effective drill sites on our current leased acres, drilling and testing wells to prove reserves, completing the more promising test wells, extracting the gas, oil and other hydrocarbons that we find, and delivering them to market. We believe that we have leased enough land to move forward with our field development and are proceeding with the next phase of our operations, which is field development.

In the field development stages of our plan, each new well will be drilled and tested individually. The well, upon a favorable evaluation of its producing capabilities, will be fully completed and connected to local gas gathering and water disposal pipelines.

When we have identified a proposed drilling site, we as a licensed operator in the State of Texas, will be engaged in all aspects of well site operations. As the operator we will be responsible for permitting the well, which will include obtaining permission from the Texas Oil and Gas commission relative to spacing requirements and any other state and federal environmental clearances required at the time that the permitting process commences. Additionally, we will formulate and deliver to all interest owners an operating agreement establishing each participant’s rights and obligations in that particular well based on the location of the well and the ownership. In addition to the permitting process, we as the operator will be responsible for hiring the driller, geologist, and land men to make final decisions relative to the zones to be targeted, confirming that we have good title to each leased parcel covered by the spacing permit and to actually drill the well to the target zones. We will be responsible for completing each successful well and connecting it to the most appropriate portion of our gas gathering system.

As the operator we will be the caretaker of the well once production has commenced. As the operator, we will be responsible for paying bills related to the well, billing working interest owners for their proportionate expenses in drilling and completing the well, and selling the production from the well. Once the production has been sold, the Company will have legal council determine ownership of that production and will send out a division order to confirm the nature and amount of each interest owned by each interest owner. Once a division order has been established and confirmed by the interest owners, the production purchaser will issue the checks to each interest owner in accordance with its appropriate interest. From that point forward, we as operator will be responsible for maintaining the well and the wellhead site during the entire term of the production or until such time as we have been replaced or the site appropriately abandoned.

Significant changes in the number of employees.

During the three month period ended December 31, 2005 there were no significant changes in the number of employees.

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

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions, and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in this Annual Report. We have outlined below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management.

Revenue Recognition

It is our policy to recognize revenue when production is sold to a purchaser at a fixed or determinable price.

Successful Efforts Method of Accounting

We account for our oil and natural gas operations using the successful efforts method of accounting. Under this method, all costs associated with property acquisition, exploration, and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and cost of drilling and equipping productive wells. In the event we do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed. All of our properties are located within the continental United States.

Oil and Natural Gas Reserve Quantities

Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Reserve quantities and future cash flows included in the Form 10-KSB are prepared in accordance with guidelines established by the SEC and FASB.

ITEM 3. CONTROLS AND PROCEDURES

a)

Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a- 15(e) an 15d-15(e) under the Exchange Act). Based on that evaluation, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Subsequent to the end of the period covered by this report, the Company implemented new procedures with respect to the withdrawal and payment of Company funds. Based upon theses changes, the Chief Executive Officer and Chief Financial Officer now concludes that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

b)

Change in Internal controls: There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results which were not previously reported in Form 8-K filings by the Company.

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

On February 2, 2006 the Company and certain current and former directors, officers and agents of the Company entered into a Master Compromise and Settlement Agreement with Mr. Rhea pursuant to which the parties resolved all outstanding claims between them. As part of the resolution, 800,000 of the 5,000,000 shares of the Company’s common stock registered in Mr. Rhea’s name and held in escrow were released to Mr. Rhea and 4,200,000 of the 5,000,000 shares of the Company’s common stock registered in Mr. Rhea’s name and held in escrow were returned to treasury of the Company for cancellation, without consideration. In addition, the Company paid Mr. Rhea $800,000 on account of compensation due to him under his employment agreement with the Company. The parties agreed to the following joint statement: In January 2006, J. William Rhea and Terax Energy, Inc., Phillip A. Wylie, Andrew Hromyk, Eric Boehnke, John W. Legg, and Billy Wayne Chester resolved all outstanding claims between them. None of the Parties accepted any liability or admitted any wrongdoing. The Parties no longer desire to pursue any claims against each other. As part of the resolution, Mr. Rhea will be paid $800,000. Furthermore, Terax Energy, Inc. will release from the management stock pool 800,000 shares of Terax Energy, Inc. common stock to Mr. Rhea. The 800,000 shares of the Company’s common stock released to Mr. Rhea are subject to restrictions on resale as detailed in the Form 8-K filed on February 3, 2006

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Report the Company has not sold any securities not registered under the Securities Act which were not previously reported in Form 8-K filings made by the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

During the period covered by this report the removal of the Company’s former Chief Executive Officer as a director of the Company and certain other related matters were submitted to a vote of security holders, as more particularly described in the Company’s Current Report on Form 8-K dated November 3, 2005. As permitted by Nevada law, written consents were solicited by certain shareholders of the Company. No meeting was held. 37,399,604 votes (being in excess of two-thirds of the then outstanding shares) were cast in favor of the resolutions.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

          In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAX ENERGY, INC.

Date: February 21, 2006	By:	/s/ Lawrence J. Finn
Lawrence J. Finn
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)