Form 10QSB/A
period 2005-12-31
TERAX ENERGY, INC.
filed 2006-03-03
CIK 1143548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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
Yes ☐ No ☒

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A (“Form 10-QSB/A”) is being filed to amend our quarterly report on Form 10-QSB for the quarter ended December 31, 2005 (the “Original Form 10-QSB”), which was originally filed with the Securities and Exchange Commission (“SEC”) on February 21, 2006. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains complete text of Items 1, 2 and 3 of Part I and Item 6 of Part II, as amended, as well as the current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The Company inadvertently omitted the required Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) table illustrating the effect on net loss and earnings per share of the application of the fair value recognition provisions of SFAS 123 for employee stock options from Note 2 – Stockholders’ Equity. The Company also inadvertently omitted an exhibit from the initial filing.

The amendments contained herein reflect the changes resulting from the correction of this omission described above. We have not updated the information contained herein for events occurring subsequent to February 21, 2006, the filing date of the Original Form 10-QSB, except to include the required footnote disclosure for the period indicated.

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

Stock Options

The Company accounts for employee stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB 25). In accordance with APB 25, compensation cost for stock options is recognized in income based on the excess, if any, of the market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company.

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) to stock-based compensation.

	Three-Months Ended		Six-Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

Net loss to common stockholders, as reported	$(1,177,978)	$(1,661)	$(1,671,154)	$(2,411)

Add: Total stock-based employee/director
compensation expense under the intrinsic value
method for all awards, net of related tax effects	7,534	-	7,534	-

Deduct: Total stock-based employee/director
compensation expense under the fair value based
method for all awards, net of related tax effects	(57,562)	-	(57,562)	-

Pro forma net income (loss)	$(1,228,006)	$(1,661)	$(1,721,182)	$(2,411)

Loss per share basic and diluted – as reported	$(0.02)	$(0.00)	$(0.03)	$(0.00)
Loss per share basic and diluted – pro forma	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Shares used in basic and diluted loss per share	52,077,000	28,845,000	51,205,217	28,845,000

The weighted average fair value of the stock options granted during fiscal 2005 and 2004 was $1.68 and $0, respectively. Variables used in the Black-Scholes option-pricing model include (1) 4.31% risk free rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was 79%, and (4) no dividends were expected to be paid.

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

Note 7 – Subsequent Events - Continued

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

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

10.1	Master Compromise and Settlement Agreement dated February 2, 2006 between Terax Energy, Inc. et al. and J. William Rhea, IV.

SIGNATURES

          In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAX ENERGY, INC.

Date: March 3, 2006	By:	/s/ Lawrence J. Finn
Lawrence J. Finn
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)