Form 10QSB
period 2006-03-31
TERAX ENERGY, INC.
filed 2006-05-15
CIK 1143548

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2006

[           ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________

Commission file number 333-72230

TERAX ENERGY, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	88-0475757
(State of Incorporation)	(IRS Employer Identification No.)

13355 Noel Road
1370 One Galleria Tower
Dallas, TX 75240
(Address of Principal Executive Offices)

(972) 503-0900
(Issuer's Telephone Number)

_________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [           ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [           ] No [ x ]

As of May 12, 2006, the Company had 60,482,600 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [           ] No [ x ]

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending March 31, 2006

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets: March 31, 2006 and June 30, 2005 (Unaudited)	4

	Statements of Operations: Three and Nine Months Ended March 31, 2006 and 2005 and Period from October 17, 2000 (Date of Inception) to March 31, 2006 (Unaudited)	5

	Statements of Cash Flows: Nine Months Ended Nine 31, 2006 and 2005 and Period from October 17, 2000 (Date of Inception) to March 31, 2006 (Unaudited)	6

	Notes to Unaudited Consolidated Financial Information: March 31, 2006	7

Item 2.	Plan of Operation	11

Item 3.	Controls and Procedures	18

PART II. OTHER INFORMATION		19

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Terax Energy, Inc.
(an Exploration Stage Company)
Balance Sheets
(Unaudited)

	March 31,	June 30,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,019,326	$16,614
Prepaid expenses	28,269	49,339
Total current assets	3,047,595	65,953
Oil and gas properties:
Properties not subject to amortization	5,930,207	1,471,601
Properties subject to amortization	14,651,947	-
Total oil and gas properties	20,582,154	1,471,601
Other assets:
Office furniture and automobile equipment, net	134,582	-
Deposits	12,471	-
Total other assets	147,053	-
Total assets	$23,776,802	$1,537,554

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,575,780	$-
Accrued liabilities	994,256	27,769
Derivative liability	21,413,629	-
Total current liabilities	23,983,665	27,769
Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000	-	-
shares authorized, zero shares issued and outstanding
Common stock, $0.001 par value, 300,000,000	60,483	46,165
shares authorized, 60,482,600 and 46,165,000 shares
issued and outstanding at March 31, 2006 and June 30, 2005
Additional paid-in capital	15,865,598	1,552,679
(Deficit) accumulated during exploration stage	(16,132,944)	(89,059)
Total stockholder' deficit	(206,863)	1,509,785
Total liabilities and stockholders' deficit	$23,776,802	$1,537,554

The Accompanying Notes are an Integral Part of These Financial Statements

Terax Energy, Inc.
(a Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three-Months Ended		Nine-Months Ended		October 17, 2000
	March 31,		March 31,		(Inception) to
	2006	2005	2006	2005	March 31, 2006

Revenue	$-	$-	$-	$-	$-

Expenses:
Depreciation expense	7,475	-	10,864	-	10,864
Investor relations expenses	25,821	-	136,895	-	136,895
Professional fees	409,139	-	748,061	-	748,061
Payroll expense	128,168	-	1,158,807	-	1,158,807
General and administrative expenses	269,100	3,531	428,985	5,942	518,044
Total expenses	839,703	3,531	2,483,612	5,942	2,572,671

Net operating (loss)	(839,703)	(3,531)	(2,483,612)	(5,942)	(2,572,671)

Other income (expense):
Dividend income	43,902	-	74,841	-	74,841
Interest (expense)	(460,702)	-	(493,251)	-	(493,251)
Loss on derivative liability	(13,115,985)	-	(13,115,985)	-	(13,115,985)
Other	(243)	-	(25,878)	-	(25,878)
Total other income (expenses)	(13,533,028)	-	(13,560,273)	-	(13,560,273)

Net (loss)	$(14,372,731)	$(3,531)	$(16,043,885)	$(5,942)	$(16,132,944)

Net (loss) per share	$(0.25)	$(0.00)	$(0.30)	$(0.00)

Weighted average number of
common shares outstanding
basic and fully diluted	56,740,946	28,845,000	53,006,501	28,845,000

The Accompanying Notes are an Integral Part of These Financial Statements

Terax Energy, Inc.
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			October 17, 2000
	For the Nine-Months Ended		(Inception) to
	March 31,		March 31,
	2006	2005	2006
Cash flows from operating activities:
Net (loss)	$(16,043,885)	$(5,942)	$(16,132,944)
Adjustments to reconcile net loss :
Shares issued for services			7,500
Shares issued for interest expense	375,000		375,000
Depreciation expense	10,864	-	10,864
Unrealized Loss on derivative liability	13,115,985	-	13,115,985
Changes in current assets and liabilities:
Increase (Decrease) in prepaid expenses	21,070	-	(28,269)
Increase in accounts payable	1,575,780	-	1,575,780
Increase in accrued liabilities	966,486	-	994,255
Increase in deposits	(12,471)	-	(12,471)
Net cash used in operating activities	8,829	(5,942)	(94,300)

Cash flows from investing activities
Purchase of oil and gas leases	(4,458,606)	-	(4,458,606)
Increase in drilling and equipment	(14,651,945)	-	(14,651,945)
Increase in furniture and automobiles	(145,446)	-	(145,446)
Net cash used in investing activities	(19,255,997)	-	(19,255,997)

Cash flows from financing activities
Proceeds from notes payable	7,825,000	-	7,825,000
Payments on notes payable	(7,825,000)	-	(7,825,000)
Debt conversion	-	-	1,800
Issuance of common stock, net of offering cost	22,249,880	-	22,367,823
Net cash provided by financing activities	22,249,880	-	22,369,623

Net (decrease) increase in cash	3,002,712	(5,942)	3,019,326
Cash – beginning of period	16,614	20,660	-
Cash – ending of period	$3,019,326	$14,718	$3,019,326
	-
Supplemental disclosures:
Interest paid	$118,251	-	$118,251
Income taxes paid	$-	$-	$-
Non-cash investing and financing activities:
Common Stock for Asset Acquistion	$-	$-	$1,471,601
Common Stock for Interest Expense	$375,000	$-	$375,000
Warrant issued in connection with issuance of stock	$8,297,644	$-	$8,297,644

The Accompanying Notes are an Integral Part of These Financial Statements

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of Terax Energy, Inc. (“the Company”) for the period ended June 30, 2005 and notes thereto included in Company’s Form 10-KSB.

Note 2 – Stockholders' Equity

Sale of Securities

From August 8, 2005 through September 14, 2005, the Company accepted subscriptions for 739,000 Units at a price of $10.00 per Unit for gross proceeds to the Company of $7,390,000. Each Unit consists of eight shares of the Company’s common stock and four non-transferable share purchase warrants. Each warrant is exercisable at a price of $1.75 per share, subject to acceleration upon certain conditions. The value of the warrants, using the Black Scholes method of calculation, was $1,192,608. In addition, the Company incurred fees totaling $285,000 in connection with the offering.

On February 7, 2006, the Company entered into securities purchase agreements to sell to four institutional investors an aggregate of 12,805,600 shares of the Company’s common stock and warrants to purchase an additional 12,805,600 shares of common stock, for an aggregate purchase price of $16,007,000. The unit purchase price of the common stock and corresponding warrant was $1.25. The warrants are exercisable at an exercise price of $1.50 per share and expire on February 6, 2011. The Company has the right to require exercise of all of the warrants in the event that (i) a registration statement registering the resale of the warrants is then in effect and (ii) the volume weighted average trading price per share of the Company’s common stock for each of the previous thirty trading days is in excess of $2.50.

The aggregate commissions paid in connection with the February 7, 2006 private placement were approximately $862,120. In addition, warrants to purchase 574,120 shares of common stock, identical to those sold to the investors, except with an exercise price of $1.25 per share were issued to the placement agent. The pricing of the securities was agreed to with the lead institutional buyer in early January 2006 when the Company’s stock was trading in the $1.75 range and represents an approximate 30% discount to the market price at that time.

With respect to February 7, 2006 private placement, the Company also entered into registration rights agreements with the investors to register the resale of the shares of common stock sold in the offering and issuable upon exercise of the warrants. Subject to the terms of the registration rights agreement, the Company is required to file the registration statement with the Securities and Exchange Commission within 30 days of the closing, to use its best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933 (the “Act”) within 60 days following the closing date of the offering, or 120 days following the closing of the offering if the registration statement is reviewed by the Securities and Exchange Commission. In the event the registration statement is not filed or declared effective when due, the Company is obligated to pay the investors liquidated damages in the amount of 1.5% of the purchase price for each month in which the Company is in default. See Form 8-K filed on February 7, for a more detailed explanation of the transaction.

The Company is accounting for the warrants associated with the sale of its common stock in the February 7, 2006 private placement, in accordance with SFAS 133 “Accounting for Derivative instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”. The accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the date of the sale of the common stock and at fair value as of each subsequent balance sheet date as a liability. At February 7, 2006 the proceeds were allocated between the common stock and the warrants. The allocation was based on the value of the common stock issued utilizing the closing price of the common stock on February 7, 2006 and the fair market value of the warrants as determined using the Black Scholes pricing model. The proceeds were allocated $7,099,291, to the fair value of the warrants and recorded as a liability, and the remaining $8,907,709 was allocated to the common stock. The allocated value of the common stock was recorded as $8,894,903 in additional paid in capital, and $12,806 in common stock. Any future change in the fair value is recorded as non-operating, non-cash income or expense at each balance sheet date as “Gain (loss) on derivative liabilities”. The Company estimates fair value using the Black Scholes option pricing model. This model requires the use of estimates such as the expected holding period, the expected future volatility of the Company’s common stock and the risk-free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities. The fair value of the warrants at February 7, 2006, was $27,045,484. The significant assumptions used in the valuation were: the exercise price as noted above; Terax’s common stock price on February 7, 2006, which was $2.65; expected volatility of 79.92%; risk free interest rate of approximately 4.5%, and a term of 5 years. At March 31, 2006 the fair value of the warrants was again determined utilizing the Black Scholes valuation model. The fair value of the warrants at March 31, 2006 was $21,413,629. The significant assumptions used in the valuation were: the exercise price as noted above; Terax’s common stock price on March 31, 2006, which was $2.20; expected volatility of 79.35%; risk free interest rate of approximately 4.8%, and a term of four years and eight months. The resulting unrealized change in fair value of $5,631,855 from February 7, 2006 was recorded in the statement of expenses derivative liability.

Stock Return to Treasury

On June 13, 2005 Bill Chester returned to our treasury for cancellation without consideration a total of 99,650,000 shares of common stock. These shares were part of 105,150,000 shares issued from October 2000 through August 2003 which were acquired by Mr. Chester in March 2005 from one of our former officers. Of the 105,150,000 shares acquired by Mr. Chester in March 2005, Mr. Chester subsequently sold 5,000,000 to another officer of the Company. In June 2005, to facilitate our private placement offering, discussed below, Mr. Chester agreed to cancel 99,650,000 shares held by him and retained 500,000 shares, 500,000 of which he subsequently deposited into escrow pursuant to the Management Stock Pool Agreement dated June 7, 2005. There were no additional terms with respect to such Mr. Chester’s agreement to cancel the 99,650,000 shares.

On February 2, 2006, pursuant to the Master Compromise and Settlement Agreement with J. William Rhea, IV, 4,200,000 shares of the Company’s common stock registered in Mr. Rhea’s name and held in escrow were returned to treasury of the Company for cancellation, without consideration. See Management Group Stock Plan discussed below.

Management Compensation

          Management Group Stock Plan

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

On October 26, 2005, Mr. Chester resigned his positions of Director and Vice President of the Company. As provided for in the Management Group Stock Agreement, Mr. Chester’s resignation resulted in forfeiture of the 500,000 shares of the Company stock registered to Mr. Chester which were being held in escrow. The shares were returned to the treasury of the Company and cancelled on February 2, 2006.

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

There are currently no shares held in escrow which are subject to the Management Group Stock Plan.

          Management Stock and Options Grants

On October 17, 2005, the Company hired a VP of Operations on an “at will” basis. In addition the Company agreed to issue options to acquire 500,000 in common stock at a price of $2.80 per share for a period of 5 years. The options will vest in equal amounts, over three years from the date of issue. The grants are subject to the Company’s 2006 Incentive Stock Plan which was approved by shareholders owning a majority of the Company’s stock in May 2006.

On November 15, 2005, the Company hired a Chief Financial Officer and interim Chief Executive Officer on an “at will” basis. The Company has agreed to issue 500,000 shares of common stock as a stock bonus to be earned in event the Company meets certain criteria which were to be determined at a later date. The grants are subject to the Company’s 2006 Incentive Stock Plan which was approved by shareholders owning a majority of the Company’s stock in May 2006.

On February 8, 2006, the Company retained the services of a Controller and Chief Accounting Officer on an “at will” basis. The Company has agreed to issue 200,000 shares of common stock as a stock bonus to be earned 100,000 at December 31, 2006 and 100,000 at December 31, 2007. In addition the Company has agreed to issue options to acquire 200,000 shares of common stock at a price of $2.43 per share for a period of 5 years. The options will vest in equal amounts, over two years from the date of issue. The grants are subject to the Company’s 2006 Incentive Stock Plan which was approved by shareholders owning a majority of the Company’s stock in May 2006.

The grants are subject to the Company's 2006 Incentive Stock Plan. The holders of the stock and option grants discussed above have agreed to waive their rights to the stock and option grants provided that the 2006 Incentive Stock Plan is approved by the Company's shareholders. The 2006 Incentive Stock Plan is discussed below.

          2006 Incentive Stock Plan

The 2006 Incentive Stock Plan has initially reserved 3,200,000 shares of common Stock for issuance. Under the 2006 Incentive Stock Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 or which are not intended to qualify as Incentive Stock Options thereunder. Under the 2006 Stock Incentive Plan, options, stock grants, or restricted stock may be granted to key employees, officers, directors or consultants of the Company, as provided in the 2006 Stock Incentive Plan.

On February 27, 2006, the Board of Directors approved certain stock grants to four employees, subject to the approval of shareholders of the Company. With respect to each of the following grants, 40% of such shares would be earned on January 1, 2007 and 60% would be earned on January 1, 2008.

Grantee	Position	Shares
Lawrence J. Finn	CEO and CFO	1,500,000
Richard C. Binz	Controller and CAO	300,000
Sam M. Governale	VP Field Operations	250,000
Joyce Moore	Secretary	100,000

The Company’s 2006 Stock Incentive Stock Plan was approved by shareholders owning a majority of the Company’s stock in May 2006.

Note 3 – Oil and Gas Properties
In the nine months ended March 31, 2006, the Company acquired additional gross acres of oil and gas leasehold interests in Erath and Comanche Counties, Texas. These acquisition costs for the three and nine months ended March 31, 2006 were $739,310 and $4,458,606, respectively.

Note 3 – continued

In October, 2005, the Company began development of its oil and gas leases in Erath County Texas. Through the quarter ended March 31, 2006, the Company had drilled four wells to total depth and began installation of its gathering system. At March 31, 2006, the Company was completing one well and the remaining three wells were waiting on completion of the gathering or a fracture stimulation crew before they can be completed and begin production. The total cost incurred for drilling and gathering system for the three and nine months ended March 31, 2006, was $9,567,288 and $14,651,947, respectively.

Note 4 – Related Party Transactions

For the Nine months ended March 31, 2006, $298,844, of legal fees and reimbursable expenses, were incurred with a law firm in which a Director is a partner of the law firm.

For the Nine months ended March 31, 2006, fees totaling $138,962 were paid by the Company to a Director for services rendered in managing certain litigation matters.

Note 5 – Note Payable

During the quarter ended September 30, 2005, the Company borrowed $325,000 bearing interest at 6% per annum. The amount, including $1,110 in interest, was repaid during the first quarter.

On December 2, 2005 for $2,500,000, December 19, 2005 for $1,600,000, and January 26, 2006 for $900,000, the Company issued promissory notes (the “Notes”) to an investor with aggregate principal amounts of $5,000,000. The Notes bear interest at the rate of 12.5% per annum, and are due on demand after May 31, 2006. The Notes may be repaid at any time by the Company. The Notes are secured by a security interest in all of the Company’s oil and gas leases and pipeline right of ways and easements in Erath County, Texas, as well as well and pipeline equipment and personal property, contracts and agreements, and production from the Company’s wells located on the leases.

On February 1, 2006, the Company issued an additional promissory note (the “Additional Note”) with a principal amount of $2,500,000 to an investor. The Additional Note has the same terms as the Notes as follows: it bears interest at the rate of 12.5% per annum, it is due on demand after May 31, 2006, and it may be repaid at any time by the Company. On February 2, 2006, the Company issued a total of 215,517 shares of the Company’s common stock as further consideration for the Notes and the Additional Note. The Company has agreed to issue an additional 84,483 share of common stock as further compensation for the Notes and the Additional Note. In the Event of Default, the holder of the Notes and the Additional Note has the right but not the obligation to seek remedies for repayment of the notes including but not limited to foreclosure and sale of the secured assets.

On February 17, 2006, the Company repaid $7,500,000 principal plus accrued interest of $117,106. In addition, $375,000 was charged to interest expense for common stock issued in connection with the notes. As result of the repayment, the holder of the notes released all his security interest in the properties.

Note 6 – Other Obligations

On December 8, the Company entered into a one (1) year lease for a field office in Stephenville, Texas, The office space has approximately 1,188 square feet, and rental is rate is approximately $1,300 per month. The Company has the right to renew the lease for up to two (2) years.

On January 24, 2006 the Company signed a three (3) year office lease for approximately 2,893 square feet. The month rental rate is $5,726 per month.

Note 7- Subsequent Events

On May 12, 2006, the Company issued a promissory note in the principal amount of $2,500,000 to an investor. The Note bears interest at the rate of 12.5% per annum, payable on repayment of the Note. The Note is due on demand after December 31, 2006. In addition, interest in the amount of $125,000.00 is due and payable in 71,429 shares of the Company’s common stock at closing. The Note is secured by a security interest in all of the Company’s oil and gas leases and pipeline right of ways and easements in Erath County, Texas, as well as well and pipeline equipment and personal property, contracts and agreements, and production from the Company’s wells located on the leases. In the Event of Default, the holder of the note has the right but not the obligation to seek remedies for repayment of the notes including but not limited to foreclosure and sale of the secured assets.

ITEM 2. PLAN OF OPERATIONS

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

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

We intend to continue seeking acquisition opportunities which compliment our current focus. We intend to fund our development activity primarily through proceeds from various private placements sufficient enough to evaluate a greater portion of our mineral leases.

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

Results of Operations

Third Quarter of 2006 Compared to Third Quarter of 2005

The following overview provides a summary of key information concerning our financial results for the third quarter of our fiscal year ending June 30, 2006.

	Three Months	Three Months	Increase
	March 31, 2006	March 31,2005	(Decrease)
Revenue	$-	$-	$-

Expenses:
General and administrative	269,100	3,531	265,569
Payroll expenses	128,168	-	128,168
Professional fees	409,139	-	409,139
Investor relations expenses	25,821	-	25,821
Depreciation expenses	7,475	-	7,475
Total expenses	839,703	3,531	836,172

(Loss) from operations	(839,703)	(3,531)	(836,172)

Other income (expense):
Other expenses	(243)	-	(243)
Interest and other income	43,902	-	43,902
Interest expense	(460,702)	-	(460,702)
Loss on derivative liability	(13,115,985)	0	(13,115,985)
Net ( loss)	$(14,372,731)	$(3,531)	$(14,369,200)

Revenue

Total revenue for the third quarter of 2006 and 2005 was $.0 and $.0. Currently, we are in a development stage, developing various mineral leases and implementing all necessary capital improvements in order to become efficient in our production efforts.

Expenses

The General and Administrative Expenses, Payroll Expenses, Professional Fees, and Investor Relations Expenses for the third quarter of 2006 as compared to the third quarter of 2005 were $832,228 and 3,531, respectively, for an increase of $828,697. The remainder of increase in overhead was incurred in connection with the continued acquisition of leases, reporting to stockholders and the beginning of field operations necessary for the evaluation of our oil and gas leases. The increase is a result of our endeavors to obtain the necessary capital required to ultimately to begin production and generate revenue from our oil and gas properties.

Depreciation expenses for the third quarter of 2006 was $7,475 as compared to the third quarter 2005 which was $.0, for an increase of $7,475. The increase was due to the Company’s acquisition of certain office assets and vehicles to support the Company’s operations.

Other Income (Expense)

Interest and other income for the third quarter of 2006 and 2005 was $43,902 and $.0, respectively, for an increase of $43,902 which was the result of the placement of proceeds from the sale of securities in an interest bearing money market account.

Interest Expense for the third quarter of 2006 and 2005 was $460,702 and $.0, respectively, for an increase of $460,702. During the second and third quarter of 2006, we entered into a short-term promissory note(s) in order to meet our operating cost requirements.

Loss on derivative liability for the third quarter of 2006 and 2005 was $13,115,985 and $.0, respectively, for an increase of $13,115,985. This increase is fully described and reference in Note 2, Stockholders’ Equity.

Net Loss

Our net loss for the third quarter of 2006 and 2005 was $14,372,731 and $3,531, respectively, for an increase loss in the amount of $14,369,200. Of these losses, approximately $385,864 was attributable to non-cash costs associated depreciation expenses and non-cash interest expenses. Additionally, a loss on derivative liability of $13,115,985 was recognized in the third quarter of 2006, as is fully described and referenced in Note 2, Stockholder’s Equity.

First Nine Months of 2006 Compared to the First Nine Months of 2005

The following overview provides a summary of key information concerning our financial results for the first nine months of our fiscal year ending June 30, 2006.

	Nine Months	Nine Months	Increase
	March 31, 2006	March 31,2005	(Decrease)
Revenue	$-	$-	$-

Expenses:
General and administrative	428,985	5,942	423,043
Payroll expenses	1,158,807	-	1,158,807
Professional fees	748,061	-	748,061
Investor relations expenses	136,895	-	136,895
Depreciation expenses	10,864	-	10,864
Total expenses	2,483,612	5,942	2,477,670

(Loss) from operations	(2,483,612)	(5,942)	(2,477,670)

Other income (expense):
Other expenses	(25,878)	-	(25,878)
Interest and other income	74,841	-	74,841
Interest expense	(493,251)	-	(493,251)
Loss on derivative liability	(13,115,985)	0	(13,115,985)
Net Income ( loss)	$(16,043,885)	$(5,942)	$(16,037,943)

Revenue

Total revenue for the first nine months of 2006 and 2005 was $.0 and $.0.Currently, we are in a development stage, developing various mineral leases and implementing all necessary capital improvements in order to become efficient in our production efforts.

Expenses

The General and Administrative Expenses, Payroll Expenses, Professional Fees, and Investor Relations Expenses for the first Nine months of 2006 as compared to the first nine months of 2005 were $2,472,748 and $5,942, respectively, for an increase of $2,466,806. Of this increase, $817,740 was due the settlement with a former officer of the Company. The remainder of increase in overhead was incurred in connection with the continued acquisition of leases, reporting to stockholders and the beginning of field operations necessary for the evaluation of our oil and gas leases. The increase is a result of our endeavors to obtain the necessary capital required to ultimately to begin production and generate revenue from our oil and gas properties.

The increase in depreciation expenses for the nine months 2006 was $10,864 as compared to the first nine months of 2005 which was $.0, for an increase of $10,864. The increase was due to the Company’s acquisition of certain office assets and vehicles to support the Company’s operations.

Other Income (Expense)

Interest and other income for the first nine months of 2006 and 2005 was $74,841 and $.0, respectively, for an increase of $74,841, which was the result of the placement of proceeds from the sale of securities in an interest bearing money market account.

Interest Expense for the first nine months of 2006 and 2005 was $493,251 and $.0, respectively, for an increase of $493,251. During the first nine months of 2006, we entered into a short-term promissory note(s) in order to meet our operating cost requirements.

Loss on derivative liability for the first nine months of 2006 and 2005 was $13,115,985 and $.0, respectively, for an increase of $13,115,985. This increase is fully described and reference in Note 2, Stockholder’s Equity.

Net Loss

Our net loss for the first nine months of 2006 and 2005 was $16,043,885 and $5,942, respectively, for an increase loss in the amount of $16,037,943. Of these losses, approximately $385,864 was attributable to non-cash depreciation costs associated with the purchase of certain office furniture and vehicles to support our operations. Additionally, a loss on derivative liability of $13,115,985 was recognized in the third quarter of 2006, as is fully described and referenced in Note 2, Stockholder’s Equity.

Operation Plan

During the next twelve months we plan to continue to focus our efforts on the current business plan, which is the sustained development of our existing properties. The Company may consider pursuing strategic acquisitions of producing properties and additional oil and gas leases provided we have access to capital resources which will not interfere with continued evaluation and development of our existing assets.

We intend to fund our field operations and development program through a combination of equity financing, proceeds of anticipated exercise of warrants and options and the use of commercial or mezzanine debt as necessary to complete our business plan. Our strategy is to seek financing alternatives which will yield the lowest cost of capital while maintaining the flexibility necessary to fully realize the value in our own oil and gas leased acreage holdings. Before the Company can seek strategic acquisitions of additional leases, producing properties, or acquisition of other companies, the Company must first develop its existing properties to the stage which they can sustain their own development or develop financing alternatives which will not hinder the development of its current assets.

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

At March 31, 2006 we had current assets of $3,047,595 and current liabilities of $23,983,665 for a negative net working capital of $20,936,070. The net working capital would be positive $447,559 net of the derivative liability $21,413,629. We will need additional working capital to complete our first six wells and complete the gathering system in order to begin production on all six wells. We completed our first well in March 2006 and have been selling some gas in April while the well continued to unload its fracture stimulation water. If we secure sufficient capital we may have all six wells on production in June 2006. We will need to obtain additional funds to supplement our expected revenues from the first six wells in order to continue the implementation of our planned exploration and development programs on our existing properties over the next twelve months. Furthermore, should the pace of our acquisitions and/or drilling activities differ from our current plans, we may require additional capital sooner. Failure to obtain such additional financing will result in our inability to accelerate the planned exploration programs on our properties or to acquire additional properties. Should the pace of our acquisitions and/or drilling activities differ from our current plans, we may require additional capital sooner. Failure to obtain such additional financing will result in our inability to accelerate the planned exploration programs on our properties or to acquire additional properties. We have no agreements or understandings with any person for additional financing.

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

We will need additional capital to proceed with the current phase of our operations and the continued field development of our Erath County properties

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

All of the leases purchased by the Company are paid up oil and gas leases which do not require future payments. If we begin production of oil or natural gas on a lease before the end of the primary lease term , we may retain that lease without additional cost. If production is established, we are required to pay the leaseholder a portion of the oil or gas production as “royalty payments”. If production is not established during the primary term of the lease, in most cases, we have the right but not the obligation to extend the lease for an additional 2 years by making an addition lump sum payment to the leaseholder, as provided for in each lease. If oil and gas production is not established within the additional two years period, the lease is returned to the leaseholder and we have no additional rights to the lease.

As of March 31, 2006, we had assets of $23,776,802, and $23,983,665 in current liabilities; resulting in a stockholders’ deficit of $(206,863).

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

During the three month period ended March 31, 2006 there were no significant changes in the number of employees. We currently have 4 employees and 6 full-time consultants.

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

ITEM 3. CONTROLS AND PROCEDURES

a)

Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a- 15(e) an 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Subsequent to the end of the period covered by this report, the Company implemented additional procedures to require two signatures on all checks over $5,000.

b)

Change in Internal controls: There were changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

On February 2, 2006 the Company and certain current and former directors, officers and agents of the Company entered into a Master Compromise and Settlement Agreement with Mr. Rhea pursuant to which the parties resolved all outstanding claims between them. As part of the resolution, 800,000 of the 5,000,000 shares of the Company’s common stock registered in Mr. Rhea’s name and held in escrow were released to Mr. Rhea and 4,200,000 of the 5,000,000 shares of the Company’s common stock registered in Mr. Rhea’s name and held in escrow were returned to treasury of the Company for cancellation, without consideration. In addition, the Company paid Mr. Rhea $800,000 on account of compensation due to him under his employment agreement with the Company. The parties agreed to the following joint statement: In January 2006, J. William Rhea, IV and Terax Energy, Inc., Phillip A. Wylie, Andrew Hromyk, Eric Boehnke, John W. Legg, and Billy Wayne Chester resolved all outstanding claims between them. None of the Parties accepted any liability or admitted any wrongdoing. The Parties no longer desire to pursue any claims against each other. As part of the resolution, Mr. Rhea will be paid $800,000. Furthermore, Terax Energy, Inc. will release from the management stock pool 800,000 shares of Terax Energy, Inc. common stock to Mr. Rhea. The 800,000 shares of the Company’s common stock released to Mr. Rhea are subject to restrictions on resale as detailed in the Form 8-K filed on February 3, 2006

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Report the Company has not sold any securities not registered under the Securities Act which were not previously reported in Form 8-K filings made by the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

During the period covered by this report, approval by written consent was obtained from shareholders owning a majority of the Company’s stock for the Company’s 2006 Stock Incentive Stock Plan. The 2006 Incentive Stock Plan has initially reserved 3,200,000 shares of common Stock for issuance. Under the 2006 Incentive Stock Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 or which are not intended to qualify as

Incentive Stock Options thereunder. Under the 2006 Stock Incentive Plan, options, stock grants, or restricted stock may be granted to key employees, officers, directors or consultants of the Company, as provided in the 2006 Stock Incentive Plan.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

TERAX ENERGY, INC.

Date: May 15, 2006	By:	/s/ Lawrence J. Finn
Lawrence J. Finn
President and Chief Executive Officer (Principal
Executive Officer) and Chief Financial Officer
(Principal Financial Officer)