Form 10KSB/A
period 2005-06-30
TERAX ENERGY, INC.
filed 2006-05-25
CIK 1143548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A

[               ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended __________________

[ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2005 to June 30, 2005

Commission File No. 333-72230

TERAX ENERGY, INC.
(formerly Royal Phoenix)
(Name of small business issuer in its charter)

Nevada	88-0475757
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13355 Noel Road, 1370 One Galleria Tower, Dallas, TX 75240	78759
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (972) 503-0900

Securities registered under to Section 12(b) of the Exchange Act: None

Securities registered under to Section 12 (g) of the Exchange Act: None

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  [ X ] Yes    [               ] No

No Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for six month period ended June 30, 2005 were $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of August 12, 2005 was: $85,475,250.

The number of shares of the issuer's Common Stock outstanding as of August 12, 2005 was 50,725,000.

Transitional Small Business Disclosure Format (check one):  Yes [ X ]    No [               ]

EXPLANATORY NOTE

This annual report on Form 10-KSB/A (“Form 10-QKB/A”) is being filed to amend our annual report on Form 10-KSB for the fiscal year ended June 30, 2005 (the “Original Form 10-KSB”), which was originally filed with the Securities and Exchange Commission (“SEC”) on August 18, 2005. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QKSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

We have obtained revised Reports of Independent Registered Public Accounting Firms to clarify periods covered by their opinions In addition, we have clarified that the acquisition of Erath Energy, Inc. was accounted for as an acquisition. We have also clarified the disclosures regarding (i) the cancellation of 99,650,000 shares cancelled on June 13, 2005 which were previously held by an officer; and (ii) the treatment of 5,500,000 shares held in escrow pursuant to the Management Stock Bonus Plan. We have also revised the weighted average number of shares outstanding in our Consolidated Statements of Operations, basic and diluted, for the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003.

We have not updated the information contained herein for events occurring subsequent to August 19, 2005, the filing date of the Original Form 10-KSB.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

Terax Energy, Inc. is an independent, oil and gas exploration and development company headquartered in Austin, Texas. Our principal properties consist of two large blocks of oil and gas leases, one covering approximately 10,600 acres in the aggregate in close proximity to each other in Erath County, Texas and one covering a block of approximately 5,200 contiguous acres located in Comanche County, Texas, both of which permit us to drill and develop the Barnett Shale formation underlying the lease acreage.

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

Acquisition of Erath Energy Inc.

On May 31, 2005, we entered into a Share Purchase Agreement with Holywell Technological Investments Ltd. and First Finance Limited (collectively, the “Sellers”) pursuant to which we acquired all of the issued and outstanding securities of Erath Energy Inc. (“EEI”) from the Sellers. EEI is a Delaware corporation, the sole assets of which consist of approximately 30 oil and gas leasehold interests located in Erath County, Texas comprising approximately 10,600 gross acres and cash of $79,443. Because EEI's assets consisted solely of leases and cash, and because EEI had not conducted any operations other than lease acquisitions, we accounted for this transaction as an acquisition. The assets of EEI were valued at the cost to the Sellers. At the time of the sale there was no market for our common stock. Accordingly, the price per share was determined based on the parties assessment of the value of the shares.

The Share Purchase Agreement closed on June 1, 2005. As consideration for the acquisition, we issued to the Sellers an aggregate of 318,000 pre-split (1,590,000 post-split) shares of common stock. In addition, we covenanted to cause our outstanding common stock to be forward split on the basis of five shares for each one outstanding common share. The forward split was completed on June 13, 2005. All share figures in the report have been adjusted to reflect this forward split. Prior to the closing of the Share Purchase Agreement, the Sellers did not own any shares of our shares. However, the spouse of one of the Sellers held 2,250,000 shares or approximately 1.6% of our issued and outstanding shares prior to the closing.

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

Return to Treasury

On June 13, 2005 Bill Chester returned to our treasury for cancellation without consideration a total of 99,650,000 shares of common stock. These shares were part of 105,225,000 shares issued from October 2000 through August 2003 which were acquired by Mr. Chester in March 2005 from one of our former officers. Of the 105,225,000 shares acquired by Mr. Chester in March 2005, Mr. Chester subsequently sold 5,000,000 to another officer of Terax. In June 2005, to facilitate our private placement offering, discussed below, Mr. Chester agreed to cancel 99,650,000 shares held by him and retained 500,000 shares which he subsequently deposited into escrow pursuant to the Management Stock Pool Agreement dated June 7, 2005. There were no additional terms with respect to such Mr. Chester’s agreement to cancel the 99,650,000 shares.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Terax Energy, Inc.
(formerly Royal Phoenix)
(A Development Stage Company)
Austin, Texas

We have audited the accompanying consolidated balance sheet of Terax Energy, Inc. (“Terax”) as of June 30, 2005, and the related statements of operations, stockholders’ equity, and cash flows for the six-month period then ended and the period from October 17, 2000 (Date of Inception) to June 30, 2005. These financial statements are the responsibility of Terax’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the statements of operations, stockholders’ equity, and cash flows of Terax for the period from October 17, 2000 (Date of Inception) to December 31, 2004. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this period, is based solely on the report of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Terax as of June 30, 2005, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

August 5, 2005

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

Beckstead and Watts, LLP
Certified Public Accountants
2425 Horizon Ridge
Henderson, NV 89052
702.257.1984
702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Terax Energy, Inc., (formerly Royal Phoenix) (the "Company") (A Development Stage Company), for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Terax Energy, Inc., (formerly Royal Phoenix) (A Development Stage Company) for the years ended December 31, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

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
Henderson , NV

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

Terax Energy, Inc.
(formerly Royal Phoenix)
(a Development Stage Company)
Consolidated Statements of Operations

				October 17,
				2000
	Six months	For the Year Ended		(Inception)
	ended			to
	June 30,	December 31,		June 30,
	2005	2004	2003	2005

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	56,949	7,661	4,500	89,059
expenses

Net (loss)	$(56,949)	$(7,661)	$(4,500)	$(89,059)

Weighted average number of common shares
outstanding – basic and fully diluted	134,587,376	144,255,000	123,733,356

Net (loss) per share – basic and fully diluted	$0.00	$0.00	$0.00

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
Adjustments to reconcile net income
(loss) to net cash used by operating
activities:
Changes in assets and liabilities:
Prepaid expenses	(49,339)			(49,339)
Accrued expenses	27,769			27,769
Net cash (used) by operating activities	(78,519)	(7,661)	(4,500)	(103,129)

Cash flows from investing activities

Cash flows from financing activities
Debt conversion	-	-	1,500	1,800
Issuance of common stock	79,443	-	25,000	117,943
Net cash provided by financing activities	79,443	-	26,500	119,743

Net (decrease) increase in cash	924	(7,661)	22,000	(16,614)
Cash – beginning	15,690	23,351	1,351	-
Cash – ending	$16,614	$15,690	$23,351	$(16,614)

Supplemental disclosures:
Interest paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-

Non-cash investing transactions:
Shares issued for services				7,500,000
Shares issued for oil and gas properties	1,471,601			1,471,601

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

On June 13, 2005, Terax canceled 99,650,000 shares issued to Bill Chester, without consideration. These shares were part of 105,225,000 which were acquired by Mr. Chester in March 2005 from Joseph Wilson, a former officer of Terax. These shares were originally issued to Mr. Wilson at various times from October 2000 through August 2003 and treated for accounting purposes as having been issued as founder shares, for services rendered, for cash, and for settlement of debt. Of the 105,225,000 shares acquired by Mr. Chester in October 200 and August 2003, Mr. Chester subsequently sold 5,000,000 to another officer of Terax. In June 2005, to facilitate the Company’s private placement offering, Mr. Chester agreed to cancel 99,650,000 shares held by him and retained 500,000 shares, which he subsequently deposited into escrow pursuant to the Management Stock Pool Agreement dated June 7, 2005. There were no additional terms with respect to such Mr. Chester’s agreement to cancel the 99,650,000 shares.

NOTE 4 – MANAGEMENT STOCK BONUS PLAN

On June 7, 2005, Terax created a senior management stock bonus plan entitled the Management Group Stock Pool Agreement, pursuant to which management agreed to the escrow, lock-up, performance criteria and return to treasury provisions of the Stock Pool Agreement, to ensure that management has the proper incentives to enhance the Company’s performance. An aggregate of 5,500,000 shares held by Messrs. Rhea and Chester were deposited into escrow to be held pursuant to the terms of the Stock Pool Agreement. While in escrow the shares remained in the names of Messrs. Rhea and Chester and were treated as part of our issued and outstanding shares with no change in accounting treatment. If and when these shares are returned to Messrs. Rhea and Chester, there will be no change in accounting treatment. If and when these shares are cancelled, they will be returned to treasury and treated as no longer part of our issued and outstanding stock.

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

ITEM 13. EXHIBITS

Exhibit No.	Document Description

3.1(1)	Articles of Incorporation

3.1.1(2)	Certificate of Change

3.1.2 (3)	Certificate of Name Change

3.1.3 (4)	Certificate of Change

3.1.4	Certificate of Correction

3.2 (1)	Bylaws

4.1 (5)	Specimen Stock Certificate

4.2 (5)	Specimen Warrant Certificated dated August 8, 2005.

10.1(1)	Separation and Distribution Agreement dated October 18, 2001, between Desert Health Products, Inc. and Royal Phoenix

10.2 (1)	License, Manufacture and Distribution Agreement

10.3 (1)	Addendum to Separation and Distribution Agreement

10.4 (6)	Stock Purchase Agreement dated May 31, 2005 between Terax Energy, Inc., Holywell Technological Investments Ltd. and First Finance Limited.

10.5 (5)	Executive Employment Agreement between Terax Energy, Inc. and J. William Rhea, IV dated May 27, 2005.

10.6 (5)	Executive Employment Agreement between Terax Energy, Inc. and Bill Chester dated June 7, 2005.

10.7 (6)	Management Group Stock Pool Agreement between Terax Energy, Inc., J. William Rhea, IV and Bill Chester dated for reference June 7, 2005.

10.8 (5)	Form of Subscription Agreement dated for reference June 13, 2005.

21.1 (5)	Subsidiaries of Terax Energy, Inc.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), Promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer and Chief Financial Officer)

99.1 (5)	Code of Ethics and Business Conduct of Officers, Directors and Employees.

(1)	Incorporated by reference to same exhibit filed with the Company’s Form SB-2 filed with the SEC on October 26, 2001, SEC File No, 333-72230.
(2)	Incorporated by reference to same exhibit filed with the Company’s Form 8-K filed with the SEC on October 22, 2004, SEC File No, 333-72230.
(3)	Incorporated by reference to same exhibit filed with the Company’s Form 8-K filed with the SEC on March 28, 2005, SEC File No, 333-72230.
(4)	Incorporated by reference to same exhibit filed with the Company’s Form 8-K filed with the SEC on June 9, 2005, SEC File No, 333-72230.
(5)	Incorporated by reference to same exhibit filed with the Company’s Form 10-KSB filed with the SEC on August 19, 2005, SEC File No. 333-72230
(6)	Incorporated by reference to same exhibit filed with the Company’s Form 8-K filed with the SEC on June 2, 2005, SEC File No, 333-72230.

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

TERAX ENERGY, INC.

By:	/s/ Lawrence J. Finn
Lawrence J. Finn, President, Chief Executive Officer
(Principal Executive Officer), and Chief Financial
Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lawrence J. Finn	President, Chief Executive Officer	May 25, 2006
Lawrence J. Finn	and Chief Financial Officer

/s/ Phillip A. Wylie	Director	May 25, 2006
Phillip A. Wylie

/s/ Andrew Hromyk	Director	May 25, 2006
Andrew Hromyk

/s/ John W. Legg	Director	May 25, 2006
John W. Legg

/s/ Stephen Cochennet	Director	May 25, 2006
Stephen Cochennet

/s/ David Pratt	Director	May 25, 2006
David Pratt