Form 10QSB/A
period 2005-09-30
TERAX ENERGY, INC.
filed 2006-05-25
CIK 1143548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB/A

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

Yes ☐ No ☒

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A (“Form 10-QSB/A”) is being filed to amend our quarterly report on Form 10-QSB for the quarter ended September 30, 2005 (the “Original Form 10-QSB”), which was originally filed with the Securities and Exchange Commission (“SEC”) on November 18, 2005. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

We have revised the weighted average number of shares outstanding in our Consolidated Statements of Operations, basic and diluted, for the three months ended September 30, 2005, to correct errors in prior calculations. We have also clarified that we are responsible for making certain production payments. Additionally, we have clarified the disclosure of future obligations relating to our oil and gas leases and expanded the disclosure to more fully describe their terms and conditions.

We have not updated the information contained herein for events occurring subsequent to November 18, 2005, the filing date of the Original Form 10-QSB.

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

The Accompanying Notes are an Integral Part of These Financial Statements.

Terax Energy, Inc.
(a Development Stage Company)
Statements of Operations
(Unaudited)

			October 17, 2000
	For the Three-Months Ended		(Inception) to
	September 30,		September 30,
	2005	2004	2005
Revenue	$-	$-	$-

Expenses:
Promotional and marketing	26,467	-	26,467
Professional fees	237,498	-	237,498
Payroll expense	108,804	-	108,804
General and administrative expenses	107,785	750	196,844
Total expenses	480,554	750	569,613

Net operating (loss)	(480,554)	(750)	(569,613)

Other income (expense)
Dividend income	14,122	-	14,122
Interest (expense)	(1,110)	-	(1,110)
Unauthorized disbursements	(25,635)	-	(25,635)

Net (loss)	$(493,177)	$(750)	$(582,236)

Weighted average number of
common shares outstanding
- basic and fully diluted	50,379,242	144,225,000

Net (loss) per share - basic and
fully diluted	$(0.01)	$(0.00)

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

As the operator we will be the caretaker of the well once production has commenced. As the operator, we will be responsible for paying bills related to the well, billing working interest owners for their proportionate expenses in drilling and completing the well, and selling the production from the well. Prior to the first payment for production on each well, we anticipate that the purchaser thereof will carry out its own research with respect to ownership of that production and will send out a division order to confirm the nature and amount of each interest owned by each interest owner. Once a division order has been established and confirmed by the interest owners, the Company will issue the checks to each interest owner in accordance with its appropriate interest. From that point forward, we as operator will be responsible for maintaining the well and the wellhead site during the entire term of the production or until such time as we have been replaced or the site appropriately abandoned.

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

TERAX ENERGY, INC.

Date: May 25, 2006	By:	/s/ Lawrence Finn

	Title:	Lawrence Finn
President , Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)