Form 10QSB/A
period 2005-12-31
TERAX ENERGY, INC.
filed 2006-05-25
CIK 1143548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A
 Amendment No. 2

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
Yes [               ] No [ X ]

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A (“Form 10-QSB/A”) is being filed to amend our quarterly report on Form 10-QSB for the quarter ended December 31, 2005 (the “Original Form 10-QSB”), which was originally filed with the Securities and Exchange Commission (“SEC”) on February 21, 2006, and amended on March 3, 2006. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

We have revised Note 5 of the Financial Statements, the “Liquidity and Capital Reserves” and “Satisfaction of our cash obligations for the next twelve months” sections of Item 2. In addition, we have revised to disclose that our controls and procedures were effective after implementation of certain controls subsequent to its fiscal quarter ended September 30, 2005 and that there were changes in internal control over financial reporting occurring in the quarter ended December 31, 2005. We have also revised the weighted average number of shares outstanding in our Consolidated Statements of Operations, basic and diluted, for the three months ended March 31, 2004 and the six months ended December 31, 2005 and 2004, to correct errors in prior calculations. We have also clarified that we are responsible for making certain production payments.

We have not updated the information contained herein for events occurring subsequent to February 21, 2006, the filing date of the Original Form 10-QSB.

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

Terax Energy, Inc.
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three-Months Ended		Six-Months Ended		October 17, 2000
	December 31,		December 31,		(Inception) to
	2005	2004	2005	2004	December 31, 2005

Revenue	$-	$-	$-	$-	$-

Expenses:
Depreciation expense	3,389	-	3,389	-	3,389
Promotional and marketing	84,607	-	111,074	-	111,074
Professional fees	101,424	-	338,922	-	338,922
Payroll expense	921,836	-	1,030,639	-	1,030,640
General and administrative expenses	52,100	1,661	159,885	2,411	248,944
Total expenses	1,163,356	1,661	1,643,909	2,411	1,732,969

Net operating (loss)	(1,163,356)	(1,661)	(1,643,909)	(2,411)	(1,732,969)

Other income (expense):
Dividend income	16,817	-	30,939	-	30,939
Interest (expense)	(31,439)	-	(32,549)	-	(32,549)
Other	-	-	(25,635)	-	(25,635)
Total other income (expenses)	(14,622)	-	(27,245)	-	(27,245)

Net (loss)	$(1,177,978)	$(1,661)	$(1,671,154)	$(2,411)	$(1,760,214)

Net (loss) per share	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of
common shares outstanding
basic and fully diluted	52,077,000	144,225,000	51,232,760	144,225,000

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

On November 15, 2005, the Company hired a CFO and interim CEO on an “at will” basis. The Company has agreed to issue 500,000 shares of common stock as a stock bonus to be earned in event the Company meets certain criteria, which criteria has not yet been determined by the Company’s Board of Directors. The grants are subject to a Stock Incentive Plan to be approved by the Shareholders.

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

On December 2, 2005 for $2,500,000, December 19, 2005 for $1,600,000, and January 26, 2006 for $900,000, the Company issued promissory notes (the “Notes”) to an investor with aggregate principal amounts of $5,000,000. The Notes bear interest at the rate of 12.5% per annum, they are due on demand after May 31, 2006, and they may be repaid at any time by the Company. The Notes are secured by a security interest in all of the Company’s oil and gas leases and pipeline right of ways and easements in Erath County, Texas, as well as well and pipeline equipment and personal property, contracts and agreements, and production from the Company’s wells located on the leases. In the Event of Default, the holder of the notes has the right, but not the obligation, to seek remedies for repayment of the notes including but not limited to foreclosure and sale of the secured assets.

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

At December 31, 2005 we had current assets of $1,263,160 and current liabilities of $5,326,279 for a negative working capital of $4,063,119. On February 7, 2006 we closed an equity financing with gross proceeds $16,007,000. The proceeds will be used to repay existing debt, to fund continued drilling and development activities, and general working capital. We believe that we currently have sufficient working capital to complete our first three wells, to drill and complete our next three wells and complete the gathering system in order to begin production on all six wells. We expect to begin production in March 2006, and have all six wells on production in May 2006. We will need to obtain additional funds to supplement our expected revenues from the first six wells in order to continue the implementation of planned exploration and development programs on our existing properties over the next twelve months. Furthermore, should the pace of our acquisitions and/or or drilling activities differ from our current plans, we may require additional capital sooner. Failure to obtain such additional financing will result in our inability to accelerate the planned exploration programs on our properties or to acquire additional properties. Should the pace of our acquisitions and/or or drilling activities differ from our current plans, we may require additional capital sooner. Failure to obtain such additional financing will result in our inability to accelerate the planned exploration programs on our properties or to acquire additional properties. We have no agreements or understandings with any person for additional financing.

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

All of the leases purchased by the Company are paid up oil and gas leases which do not require future payments. If we begin production of oil or natural gas on a lease before the end of the primary term, we may retain that lease without additional cost. If production is established, we are required to pay the leaseholder a portion of the oil or gas production as “royalty payments”. If production is not established during the primary term of the lease, in most cases, we have the right, but not the obligation, to extend the lease for an additional 2 years by making an addition lump sum payment to the leaseholder, as provided for in each lease. If oil and gas production is not established within the additional two years period, the lease is returned to the leaseholder and we have no additional rights to the lease.

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

As the operator we will be the caretaker of the well once production has commenced. As the operator, we will be responsible for paying bills related to the well, billing working interest owners for their proportionate expenses in drilling and completing the well, and selling the production from the well. Once the production has been sold, the Company will have legal counsel determine ownership of that production and will send out a division order to confirm the nature and amount of each interest owned by each interest owner. Once a division order has been established and confirmed by the interest owners, the Company will issue the checks to each interest owner in accordance with its appropriate interest. From that point forward, we as operator will be responsible for maintaining the well and the wellhead site during the entire term of the production or until such time as we have been replaced or the site appropriately abandoned.

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

ITEM 3. CONTROLS AND PROCEDURES

a)

Evaluation of Disclosure Controls and Procedures : As of the end of the period covered by this report, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a- 15(e) an 15d-15(e) under the Exchange Act). Based on that evaluation, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Subsequent to the end of the period covered by this report, the Company implemented additional procedures with respect to require two signatures on all checks over $5,000.

b)

Change in Internal controls: There were changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. Additional cash management procedures that have been implemented include (i) timely review of all expenditures by one or more board members; (2) approval of all expenditures by an officer of the Company; and (3) all payments to officers are reviewed and approved by another officer or Board member, in the case of the CEO.

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

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

10.1	Master Compromise and Settlement Agreement dated February 2, 2006 between Terax Energy, Inc. et al. and J. William Rhea, IV. (1)

(1) Incorporated by reference to same exhibit filed with the Company’s Form 10-QSB/A filed with the SEC on March 3, 2006

SIGNATURES

          In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAX ENERGY, INC.

Date: May 25, 2006	By:	/s/ Lawrence J. Finn
Lawrence J. Finn
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)