Form 10QSB/A
period 2006-03-31
TERAX ENERGY, INC.
filed 2006-05-25
CIK 1143548

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
Yes [           ] No [ x ]

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A (“Form 10-QSB/A”) is being filed to amend our quarterly report on Form 10-QSB for the quarter ended March 31, 2006 (the “Original Form 10-QSB”), which was originally filed with the Securities and Exchange Commission (“SEC”) on May 15, 2006. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

We have revised the weighted average number of shares outstanding in our Consolidated Statements of Operations, basic and diluted, for the three months ended March 31, 2005 and the nine months ended March 31, 2006 and 2005, to correct errors in prior calculations. We have also clarified that we are responsible for making certain production payments.

We have not updated the information contained herein for events occurring subsequent to May 15, 2006, the filing date of the Original Form 10-Q

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

The Accompanying Notes are an Integral Part of These Financial Statements

Terax Energy, Inc.
(a Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three-Months Ended		Nine-Months Ended		October 17, 2000
	March 31,		March 31,		(Inception) to
	2006	2005	2006	2005	March 31, 2006

Revenue	$-	$-	$-	$-	$-

Expenses:
Depreciation expense	7,475	-	10,864	-	10,864
Investor relations expenses	25,821	-	136,895	-	136,895
Professional fees	409,139	-	748,061	-	748,061
Payroll expense	128,168	-	1,158,807	-	1,158,807
General and administrative expenses	269,100	3,531	428,985	5,942	518,044
Total expenses	839,703	3,531	2,483,612	5,942	2,572,671

Net operating (loss)	(839,703)	(3,531)	(2,483,612)	(5,942)	(2,572,671)

Other income (expense):
Dividend income	43,902	-	74,841	-	74,841
Interest (expense)	(460,702)	-	(493,251)	-	(493,251)
Loss on derivative liability	(13,115,985)	-	(13,115,985)	-	(13,115,985)
Other	(243)	-	(25,878)	-	(25,878)
Total other income (expenses)	(13,533,028)	-	(13,560,273)	-	(13,560,273)

Net (loss)	$(14,372,731)	$(3,531)	$(16,043,885)	$(5,942)	$(16,132,944)

Net (loss) per share	$(0.25)	$(0.00)	$(0.30)	$(0.00)

Weighted average number of
common shares outstanding
basic and fully diluted	56,740,946	144,225,000	53,031,561	144,225,000

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