Form 10KSB/A
period 2005-06-30
TERAX ENERGY, INC.
filed 2006-08-02
CIK 1143548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE

This annual report on Form 10-KSB/A (“Form 10-KSB/A”) is being filed to amend our annual report on Form 10-KSB/A for the transition period from January 1, 2005 to June 30, 2005 (the “Original Form 10-KSB”), which was originally filed with the Securities and Exchange Commission (“SEC”) on August 18, 2005. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QKSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

We have obtained revised Reports of Independent Registered Public Accounting Firms to clarify periods covered by their opinions. In addition, we have clarified that the acquisition of Erath Energy, Inc. was accounted for as an acquisition of assets because it was not a business. We have also clarified the disclosures regarding (i) the cancellation of 99,650,000 shares cancelled on June 13, 2005 which were previously held by an officer; and (ii) the treatment of 5,500,000 shares held in escrow pursuant to the Management Stock Bonus Plan. We have also revised the weighted average number of shares outstanding in our Consolidated Statements of Operations, basic and diluted, for the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003.

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

Acquisition of Erath Energy Inc.

On May 31, 2005, we entered into a Share Purchase Agreement with Holywell Technological Investments Ltd. and First Finance Limited (collectively, the “Sellers”) pursuant to which we acquired all of the issued and outstanding securities of Erath Energy Inc. (“EEI”) from the Sellers. EEI is a Delaware corporation, the sole assets of which consist of approximately 30 oil and gas leasehold interests located in Erath County, Texas comprising approximately 10,600 gross acres and cash of $79,443. Because EEI's assets consisted solely of leases and cash, and because EEI had not conducted any operations other than lease acquisitions, we accounted for this transaction as an asset acquisition.

The Share Purchase Agreement closed on June 1, 2005. As consideration for the acquisition, we issued to the Sellers an aggregate of 318,000 pre-split (1,590,000 post-split) shares of common stock. In addition, we covenanted to cause our outstanding common stock to be forward split on the basis of five shares for each one outstanding common share. The forward split was completed on June 13, 2005. All share figures in the report have been adjusted to reflect this forward split. Prior to the closing of the Share Purchase Agreement, the Sellers did not own any shares of our common stock. However, the spouse of one of the Sellers held 2,250,000 shares or approximately 1.6% of our issued and outstanding shares prior to the closing.

We were related to EEI by a common director. We accounted for the EEI acquisition based on management’s assessment of the fair value of $1,590,000 of the undeveloped oil and gas leases acquired, taking into consideration the following: (i) EEI’s acquisition cost, since Sellers had recently acquired the undeveloped oil and gas leases in the period immediately preceding our acquisition of EEI; and (ii) at the time of the sale there was a limited trading market and sporadic trading in our common stock. Accordingly, management concluded that the fair value of the oil and gas leases acquired was more reliably measurable and representative of the fair value of the shares issued to the Sellers than the trading price of our common stock at the closing date of the Share Purchase Agreement. Additionally, the Share Purchase Agreement provided that, in the event we do not close a financing with minimum gross proceeds of $5,000,000 at not less than $1.00 per share on or before July 31, 2005, the Sellers would have the right to repurchase EEI. Since we were able to close on a financing of $5,700,000 on August 8, 2005, as discussed below, this option was waived by the Sellers.

The common shares issued as consideration for EEI were offered and sold to the Sellers in an offshore transaction made in reliance upon the exemption from registration provided by Regulation S as the Sellers were not US Persons (as that term is defined in Regulation S).

Management Group Stock Pool

On June 7, 2005 we entered into a Management Group Stock Pool Agreement with our management, J. William Rhea, IV and Bill Chester, for the purpose of ensuring that our management has the proper incentives to enhance our performance. Pursuant to the terms of the Management Group Stock Pool Agreement, Messrs. Rhea and Chester placed the 5,500,000 shares of our common stock held by them into escrow, to either be released to them or returned to our treasury based upon certain reserve and per day production milestones more particularly described under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5, below. While in escrow, the shares remained in the names of Messrs. Rhea and Chester and were treated as part of our issued and outstanding shares but were not included in the computation of earnings per share. If and when these shares are returned to Messrs. Rhea and Chester, they will be included in the computation of earnings per share.

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

Financing

On August 8, 2005 we issued an aggregate of 570,000 Units (the “Units”) to seven investors at a price of $10.00 per Unit for gross proceeds to us of $5,700,000.

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

At June 30, 2005 we had cash of $16,614 and working capital of $38,184. Subsequent to June 30, 2005, on August 8, 2005 we issued 570,000 units at $10.00 per unit for gross proceeds to us of $5,700,000. Each Unit consisted of eight shares of our common stock (each a “Unit Share”) and four non-transferable share purchase warrants (each a “Unit Warrant”). Each Unit Warrant is exercisable into one share of our common stock (each a “Warrant Share”) at a price of $1.75 until February 8, 2007, subject to acceleration as follows: in the event that the average closing price of our shares common stock on the OTC:BB or other, more senior exchange for the twenty previous trading days exceeds $2.25, and provided that an effective registration statement registering the resale of the Warrant Shares is then in effect, we may, by written notice, accelerate the expiry date of the Unit Warrants to thirty days after the date of such notice.

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Terax as of June 30, 2005, and the results of its operations and its cash flows for the six-month period then ended and the period from October 17, 2000 (Date of Inception) to June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

August 5, 2005

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

Beckstead and Watts, LLP
Certified Public Accountants
2425 Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984 (tel)
702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Terax Energy, Inc., (formerly Royal Phoenix) (the "Company") (A Development Stage Company), for the years ended December 31, 2004 and 2003 and from October 17, 2000 (Date of Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Terax Energy, Inc., (formerly Royal Phoenix) (A Development Stage Company) for the years ended December 31, 2004 and 2003 and from October 17, 2000 (Date of Inception) to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

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
Henderson, NV

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

Terax Energy, Inc.
(formerly Royal Phoenix)
(a Development Stage Company)
Consolidated Statements of Operations

				October 17,
				2000
	Six months	For the Years Ended		(Inception)
	ended			to
	June 30,	December 31,		June 30,
	2005	2004	2003	2005

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	56,949	7,661	4,500	89,059
expenses

Net (loss)	$(56,949)	$(7,661)	$(4,500)	$(89,059)

Weighted average number of common shares
outstanding – basic and fully diluted	133,858,094	144,255,000	123,733,356

Net (loss) per share – basic and fully diluted	$0.00	$0.00	$0.00

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

Terax Energy, Inc.
(formerly Royal Phoenix)
(a Development Stage Company)
Consolidated Statements of Cash Flows

				October 17, 2000
		For the Years Ended		(Inception) to
				June 30,
	June 30,	December 31,
	2005	2004	2003	2005

Cash flows from operating activities
Net (loss)	$(56,949)	$(7,661)	$(4,500)	$(89,059)
Shares issued for services				7,500
Adjustments to reconcile net income
(loss) to net cash used by operating
activities:
Changes in assets and liabilities:
Prepaid expenses	(49,339)	-	-	(49,339)
Accrued expenses	27,769	-	-	27,769
Net cash (used) by operating activities	(78,519)	(7,661)	(4,500)	(103,129)

Cash flows from investing activities

Cash flows from financing activities
Debt conversion	-	-	1,500	1,800
Issuance of common stock	79,443	-	25,000	117,943
Net cash provided by financing activities	79,443	-	26,500	119,743

Net (decrease) increase in cash	924	(7,661)	22,000	(16,614)
Cash – beginning	15,690	23,351	1,351	-
Cash – ending	$16,614	$15,690	$23,351	$(16,614)

Supplemental disclosures:
Interest paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-

Non-cash investing transactions:
Shares issued for services	-	-	-	7,500,000
Shares issued for oil and gas properties	1,471,601	-	-	1,471,601

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

On May 31, 2005, we entered into a Share Purchase Agreement with Holywell Technological Investments Ltd. and First Finance Limited (collectively, the “Sellers”) pursuant to which we acquired all of the issued and outstanding securities of Erath Energy Inc. (“EEI”) from the Sellers. EEI is a Delaware corporation, the sole assets of which consist of approximately 30 oil and gas leasehold interests located in Erath County, Texas comprising approximately 10,600 gross acres and cash of $79,443. Because EEI's assets consisted solely of leases and cash, and because EEI had not conducted any operations other than lease acquisitions, we accounted for this transaction as an asset acquisition.

The Share Purchase Agreement closed on June 1, 2005. As consideration for the acquisition, we issued to the Sellers an aggregate of 318,000 pre-split (1,590,000 post-split) shares of common stock. In addition, we covenanted to cause our outstanding common stock to be forward split on the basis of five shares for each one outstanding common share. The forward split was completed on June 13, 2005. All share figures in the report have been adjusted to reflect this forward split. Prior to the closing of the Share Purchase Agreement, the Sellers did not own any shares of our common stock. However, the spouse of one of the Sellers held 2,250,000 shares or approximately 1.6% of our issued and outstanding shares prior to the closing.

We were related to EEI by a common director. We accounted for the EEI acquisition based on management’s assessment of the fair value of $1,590,000 of the undeveloped oil and gas leases acquired, taking into consideration the following: (i) EEI’s acquisition cost, since Sellers had recently acquired the undeveloped oil and gas leases in the period immediately preceding our acquisition of EEI; and (ii) at the time of the sale there was a limited trading market and sporadic trading in our common stock. Accordingly, management concluded that the fair value of the oil and gas leases acquired was more reliably measurable and representative of the fair value of the shares issued to the Sellers than the trading price of our common stock at the closing date of the Share Purchase Agreement. Additionally, the Share Purchase Agreement provided that, in the event we do not close a financing with minimum gross proceeds of $5,000,000 at not less than $1.00 per share on or before July 31, 2005, the Sellers would have the right to repurchase EEI. Since we were able to close on a financing of $5,700,000 on August 8, 2005, this option was waived by the Sellers.

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

NOTE 4 – MANAGEMENT STOCK BONUS PLAN

On June 7, 2005, Terax created a senior management stock bonus plan entitled the Management Group Stock Pool Agreement, pursuant to which management agreed to the escrow, lock-up, performance criteria and return to treasury provisions of the Stock Pool Agreement, to ensure that management has the proper incentives to enhance the Company’s performance. An aggregate of 5,500,000 shares held by Messrs. Rhea and Chester were deposited into escrow to be held pursuant to the terms of the Stock Pool Agreement. While in escrow the shares remained in the names of Messrs. Rhea and Chester and were treated as part of our issued and outstanding shares but were not included in the computation of earnings per share.. If and when these shares are returned to Messrs. Rhea and Chester, they will be included in the computation of earnings per share.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to June 30, 2005, Terax issued 570,000 units at a price of $10.00 per unit for gross proceeds of $5,700,000. Each unit consists of 8 shares of common stock and 4 warrants.

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

ITEM 13. EXHIBITS

Exhibit No.	Document Description

3.1(1)	Articles of Incorporation

3.1.1(2)	Certificate of Change

3.1.2 (3)	Certificate of Name Change

3.1.3 (4)	Certificate of Change

3.1.4 (5)	Certificate of Correction

3.2 (1)	Bylaws

4.1 (5)	Specimen Stock Certificate

4.2 (5)	Specimen Warrant Certificated dated August 8, 2005.

10.1(1)	Separation and Distribution Agreement dated October 18, 2001, between Desert Health Products, Inc. and Royal Phoenix

10.2 (1)	License, Manufacture and Distribution Agreement

10.3 (1)	Addendum to Separation and Distribution Agreement

10.4 (6)	Stock Purchase Agreement dated May 31, 2005 between Terax Energy, Inc., Holywell Technological Investments Ltd. and First Finance Limited.

10.5 (5)	Executive Employment Agreement between Terax Energy, Inc. and J. William Rhea, IV dated May 27, 2005.

10.6 (5)	Executive Employment Agreement between Terax Energy, Inc. and Bill Chester dated June 7, 2005.

10.7 (6)	Management Group Stock Pool Agreement between Terax Energy, Inc., J. William Rhea, IV and Bill Chester dated for reference June 7, 2005.

10.8 (5)	Form of Subscription Agreement dated for reference June 13, 2005.

21.1 (5)	Subsidiaries of Terax Energy, Inc.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), Promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer and Chief Financial Officer)

99.1 (5)	Code of Ethics and Business Conduct of Officers, Directors and Employees.

(1)	Incorporated by reference to same exhibit filed with the Company’s Form SB-2 filed with the SEC on October 26, 2001, SEC File No, 333-72230.
(2)	Incorporated by reference to same exhibit filed with the Company’s Form 8-K filed with the SEC on October 22, 2004, SEC File No, 333-72230.
(3)	Incorporated by reference to same exhibit filed with the Company’s Form 8-K filed with the SEC on March 28, 2005, SEC File No, 333-72230.
(4)	Incorporated by reference to same exhibit filed with the Company’s Form 8-K filed with the SEC on June 9, 2005, SEC File No, 333-72230.
(5)	Incorporated by reference to same exhibit filed with the Company’s Form 10-KSB filed with the SEC on August 19, 2005, SEC File No. 333-72230
(6)	Incorporated by reference to same exhibit filed with the Company’s Form 8-K filed with the SEC on June 2, 2005, SEC File No, 333-72230.

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

SIGNATURE	TITLE	DATE

/s/ Lawrence J. Finn	President, Chief Executive Officer	August 2 , 2006
Lawrence J. Finn	and Chief Financial Officer

/s/ Phillip A. Wylie	Director	August 2 , 2006
Phillip A. Wylie

/s/ Andrew Hromyk	Director	August 2 , 2006
Andrew Hromyk

/s/ John W. Legg	Director	August 2 , 2006
John W. Legg

/s/ Stephen Cochennet	Director	August 2 , 2006
Stephen Cochennet

/s/ David Pratt	Director	August 2 , 2006
David Pratt