Form 10QSB/A
period 2005-09-30
TERAX ENERGY, INC.
filed 2006-08-02
CIK 1143548

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

Yes ☐ No ☒

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A (“Form 10-QSB/A”) is being filed to amend our quarterly report on Form 10-QSB for the quarter ended September 30, 2005 (the “Original Form 10-QSB”), which was originally filed with the Securities and Exchange Commission (“SEC”) on November 18, 2005 and amended on May 25, 2006. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

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

The Accompanying Notes are an Integral Part of These Financial Statements.

Terax Energy, Inc.
(a Development Stage Company)
Statements of Operations
(Unaudited)

			October 17, 2000
	For the Three-Months Ended		(Inception) to
	September 30,		September 30,
	2005	2004	2005
Revenue	$-	$-	$-

Expenses:
Promotional and marketing	26,467	-	26,467
Professional fees	237,498	-	237,498
Payroll expense	108,804	-	108,804
General and administrative expenses	107,785	750	196,844
Total expenses	480,554	750	569,613

Net operating (loss)	(480,554)	(750)	(569,613)

Other income (expense)
Dividend income	14,122	-	14,122
Interest (expense)	(1,110)	-	(1,110)
Unauthorized disbursements	(25,635)	-	(25,635)

Net (loss)	$(493,177)	$(750)	$(582,236)

Weighted average number of
common shares outstanding
- basic and fully diluted	44,879,242	144,225,000

Net (loss) per share - basic and
fully diluted	$(0.01)	$(0.00)

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

Note 2 – Stockholder’s equity

From August 8, 2005 through September 14, 2005, Terax issued 739,000 Units at a price of $10.00 per Unit for gross proceeds to Terax of $7,390,000. Each Unit consists of eight shares of Terax’s common stock and four non-transferable share purchase warrants. Each warrant is exercisable into one share of Terax’s common stock at a price of $1.75, subject to acceleration upon certain conditions. The value of the warrants, using the Black Scholes method of calculation, was estimated to be $1,192,608. In addition, Terax incurred fees totaling $285,000 in connection with the Unit offering.

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

Terax Energy, Inc.
(a Development Stage Company)
Notes to Unaudited Interim Financial Statements

Note 6 – Subsequent Events

Pursuant to the terms of the Management Group Stock Pool Agreement between Terax and certain of its officers and directors dated June 7, 2005, the officers and directors agreed that in the event of resignation or, in the event of termination for cause, the shares of Terax’s common stock registered in their names and held in escrow pursuant to that Agreement would be returned to the treasury of Terax for cancellation. Due to certain events involving certain officers and directors whom were parties to the Agreement as described below, 500,000 shares of Terax’s common stock have been returned to the treasury of Terax for cancellation and 5,000,000 are to be returned to treasury for cancellation upon resolution of an injunction application. While in escrow, the shares remain in the names of the officers and directors and are treated as part of our issued and outstanding shares but are not included in the computation of earnings per share.

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

TERAX ENERGY, INC.

Date: August 2, 2006	By:	/s/ Lawrence Finn

	Title:	Lawrence Finn
President, Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)