Form 10QSB/A
period 2005-12-31
TERAX ENERGY, INC.
filed 2006-08-02
CIK 1143548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
 Amendment No. 3

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
Yes [               ] No [ X ]

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A (“Form 10-QSB/A”) is being filed to amend our quarterly report on Form 10-QSB for the quarter ended December 31, 2005 (the “Original Form 10-QSB”), which was originally filed with the Securities and Exchange Commission (“SEC”) on February 21, 2006, and amended on March 3, 2006 and May 25, 2006. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

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

Terax Energy, Inc.
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three-Months Ended		Six-Months Ended		October 17, 2000
	December 31,		December 31,		(Inception) to
	2005	2004	2005	2004	December 31, 2005

Revenue	$-	$-	$-	$-	$-

Expenses:
Depreciation expense	3,389	-	3,389	-	3,389
Promotional and marketing	84,607	-	111,074	-	111,074
Professional fees	101,424	-	338,922	-	338,922
Payroll expense	921,836	-	1,030,639	-	1,030,640
General and administrative expenses	52,100	1,661	159,885	2,411	248,944
Total expenses	1,163,356	1,661	1,643,909	2,411	1,732,969

Net operating (loss)	(1,163,356)	(1,661)	(1,643,909)	(2,411)	(1,732,969)

Other income (expense):
Dividend income	16,817	-	30,939	-	30,939
Interest (expense)	(31,439)	-	(32,549)	-	(32,549)
Other	-	-	(25,635)	-	(25,635)
Total other income (expenses)	(14,622)	-	(27,245)	-	(27,245)

Net (loss)	$(1,177,978)	$(1,661)	$(1,671,154)	$(2,411)	$(1,760,214)

Net (loss) per share	$(0.03)	$(0.00)	$(0.04)	$(0.00)

Weighted average number of
common shares outstanding
basic and fully diluted	46,577,000	144,225,000	45,732,760	144,225,000

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

Note 2 – Stockholder’s Equity

Pursuant to the terms of the Management Stock Pool Agreement between the Company and certain of its officers and directors dated June 7, 2005, the officers and directors agreed that in the event of resignation or, in the event of termination for cause, the shares of the Company’s stock registered in their names and held in escrow pursuant to that Agreement would be returned to the treasury of the Company for cancellation. Due to certain events involving certain officers and directors whom were parties to the Agreement as described below, 500,000 shares of the Company’s stock have been returned to treasury for cancellation and the remaining 5,000,000 shares are to be returned to treasury for cancellation upon resolution of an injunction application. While in escrow the shares remained in the name of the officers and directors and are included in the issued and outstanding shares but are not included in the computation for earnings per share. See Note 7 below for such resolution.

From August 8, 2005 through September 14, 2005, Company issued 739,000 Units at a price of $10.00 per Unit for gross proceeds to Company of $7,390,000. Each Unit consists of eight shares of the Company’s common stock and four non-transferable share purchase warrants. Each warrant is exercisable into one share of the Company’s common stock at a price of $1.75, subject to acceleration upon certain conditions. The value of the warrants, using the Black Scholes method of calculation, was $1,192,608. In addition, the Company incurred fees totaling $285,000 in connection with the Unit offering.

On October 17, 2005, the Company hired a VP of Operations on an “at will” basis. In addition the Company agreed to issue options to acquire 500,000 in common at a price of $2.80 per share for a period of 5 years. The options will vest equal amounts, over three years from the date of issue. The grants will be subject to a Stock Incentive Plan to be approved by the Shareholders.

On November 15, 2005, the Company hired a CFO and interim CEO on an “at will” basis. The Company has agreed to issue 500,000 shares of common stock as a stock bonus. The grants are subject to a Stock Incentive Plan to be approved by the Shareholders.

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

Litigation Settlement

On February 2, 2006 the Company and certain current and former directors, officers and agents of the Company entered into a Master Compromise and Settlement Agreement with J. William Rhea, IV pursuant to which the parties resolved all outstanding claims between them. As part of the resolution, 800,000 of the 5,000,000 shares of the Company’s common stock registered in Mr. Rhea’s name and held in escrow were released to Mr. Rhea and 4,200,000 of the 5,000,000 shares of the Company’s common stock registered in Mr. Rhea’s name and held in escrow were returned to treasury of the Company for cancellation, without consideration. As result of releasing the 800,000 shares to Mr. Rhea the shares were included in the computation for earnings per share as of February 2, 2006. In addition, the Company paid Mr. Rhea $800,000 on account of compensation due to him under his employment agreement with the Company.

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