Form 10QSB/A
period 2006-03-31
TERAX ENERGY, INC.
filed 2006-08-02
CIK 1143548

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
Yes [           ] No [ x ]

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A (“Form 10-QSB/A”) is being filed to amend our quarterly report on Form 10-QSB for the quarter ended March 31, 2006 (the “Original Form 10-QSB”), which was originally filed with the Securities and Exchange Commission (“SEC”) on May 15, 2006 and amended on May 25, 2006. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

We have revised the weighted average number of shares outstanding in our Consolidated Statements of Operations, basic and diluted, for the three months ended March 31, 2005 and the nine months ended March 31, 2006 and 2005, to correct errors in prior calculations. We have also clarified that we are responsible for making certain production payments.

We have not updated the information contained herein for events occurring subsequent to May 15, 2006, the filing date of the Original Form 10-QSB.

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

The Accompanying Notes are an Integral Part of These Financial Statements

Terax Energy, Inc.
(a Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three-Months Ended		Nine-Months Ended		October 17, 2000
	March 31,		March 31,		(Inception) to
	2006	2005	2006	2005	March 31, 2006

Revenue	$-	$-	$-	$-	$-

Expenses:
Depreciation expense	7,475	-	10,864	-	10,864
Investor relations expenses	25,821	-	136,895	-	136,895
Professional fees	409,139	-	748,061	-	748,061
Payroll expense	128,168	-	1,158,807	-	1,158,807
General and administrative expenses	269,100	3,531	428,985	5,942	518,044
Total expenses	839,703	3,531	2,483,612	5,942	2,572,671

Net operating (loss)	(839,703)	(3,531)	(2,483,612)	(5,942)	(2,572,671)

Other income (expense):
Dividend income	43,902	-	74,841	-	74,841
Interest (expense)	(460,702)	-	(493,251)	-	(493,251)
Loss on derivative liability	(13,115,985)	-	(13,115,985)	-	(13,115,985)
Other	(243)	-	(25,878)	-	(25,878)
Total other income (expenses)	(13,533,028)	-	(13,560,273)	-	(13,560,273)

Net (loss)	$(14,372,731)	$(3,531)	$(16,043,885)	$(5,942)	$(16,132,944)

Net (loss) per share	$(0.26)	$(0.00)	$(0.33)	$(0.00)

Weighted average number of
common shares outstanding
basic and fully diluted	54,763,418	144,225,000	48,679,913	144,225,000

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

Note 2 – Stockholders' Equity

Sale of Securities

From August 8, 2005 through September 14, 2005, the Company issued 739,000 Units at a price of $10.00 per Unit for gross proceeds to the Company of $7,390,000. Each Unit consists of eight shares of the Company’s common stock and four non-transferable share purchase warrants. Each warrant is exercisable at a price of $1.75 per share, subject to acceleration upon certain conditions. The value of the warrants, using the Black Scholes method of calculation, was $1,192,608. In addition, the Company incurred fees totaling $285,000 in connection with the offering.

With respect to Units discussed above, the Company agreed to use its best efforts to file a registration statement with the Securities and Exchange Commission on or before March 14, 2006 to register the resale of the shares of common stock sold in the offering and issuable upon exercise of the warrants. In addition, the Company agreed to use its best efforts to cause the registration statement to be declared effective by the SEC as soon as practicable after filing. The Company filed the registration statement with the Securities and Exchange Commission on March 9, 2006. In the event the registration statement is not declared effective, the Company is not obligated to pay any liquidated damages and there are no requirements to settle in cash if the Company cannot deliver registered shares.

The Company evaluated the application of Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” for the units issued. Based on the guidance of SFAS No. 133 and EITF 00-19, the Company concluded that the warrants issued in connection with the 739,000 Unites were properly classified as equity instruments and were not required to be accounted for as derivatives.

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

The aggregate commissions paid in connection with the February 7, 2006 private placement were approximately $862,120. In addition, warrants to purchase 574,120 shares of common stock, identical to those sold to the investors, except with an exercise price of $1.25 per share were issued to the placement agent. The pricing of the securities was agreed to with the lead institutional buyer in early January 2006 when the Company’s stock was trading in the $1.75 range and represents an approximate 30% discount to the market price at that time. The fair value of the warrants, as determined using the Black Scholes pricing model, issued to the placement agent was $1,198,353 and was recorded as an equity issuance cost and is reflected in the balance sheet as a reduction to paid-in capital.

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

The Company is accounting for the warrants associated with the sale of its common stock in the February 7, 2006 private placement, in accordance with SFAS 133 “Accounting for Derivative instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”. The accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the date of the sale of the common stock and at fair value as of each subsequent balance sheet date as a liability. At February 7, 2006 the proceeds were allocated between the common stock and the warrants. The allocation was based on the value of the common stock issued utilizing the closing price of the common stock on February 7, 2006 and the fair market value of the warrants as determined using the Black Scholes pricing model. The proceeds were allocated $7,099,291, to the fair value of the warrants and recorded as a liability, and the remaining $8,907,709 was allocated to the common stock. The allocated value of the common stock was recorded as $8,894,903 in additional paid in capital, and $12,806 in common stock. The Company is required to record the unrealized changes in fair value in subsequent periods as an adjustment to the current liability with unrealized changes in the fair value of the derivative reflected in the statement of operations as “(gain)/loss on derivative liabilities”.. The Company estimates fair value using the Black Scholes option pricing model. This model requires the use of estimates such as the expected holding period, the expected future volatility of the Company’s common stock and the risk-free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities. The fair value of the warrants at February 7, 2006, was $27,045,484. The excess of the fair value of the warrants over the allocated purchase price was $19,946,193, of which $1,198,353 representing the fair value of the warrants issued to the placement agent was recorded as an equity issuance cost and is reflected in the balance sheet as a reduction to the paid in capital and the remaining $18,747,840 was recorded in the statement of operations as a loss on derivative liability. The significant assumptions used in the valuation were: the exercise price as noted above; Terax’s common stock price on February 7, 2006, which was $2.65; expected volatility of 79.92%; risk free interest rate of approximately 4.5%, and a term of 5 years. At March 31, 2006 the fair value of the warrants was again determined utilizing the Black Scholes valuation model. The fair value of the warrants at March 31, 2006 was $21,413,629. The significant assumptions used in the valuation were: the exercise price as noted above; Terax’s common stock price on March 31, 2006, which was $2.20; expected volatility of 79.35%; risk free interest rate of approximately 4.8%, and a term of four years and eight months. The resulting unrealized change in fair value of $5,631,855 from February 7, 2006 to March 31, 2006 was recorded in the statement of operations as a gain on derivative liability resulting in a net loss on derivative liability for the period of $13,115,985.

On February 2, 2006 the Company and certain current and former directors, officers and agents of the Company entered into a Master Compromise and Settlement Agreement with J. William Rhea, IV pursuant to which the parties resolved all outstanding claims between them. As part of the resolution, 800,000 shares of the Company’s common stock were issued to Mr. Rhea. In addition, the Company paid Mr. Rhea $800,000 on account of compensation due to him under his employment agreement with the Company.

Stock Return to Treasury

In March 2005, Mr. Chester acquired 105,150,000 shares which had been previously issued by the Company from October 2000 through August 2003 from one of our former officers. Subsequently, Mr. Chester sold 5,000,000 shares to Mr. Rhea.

On June 7, 2005, Mr. Rhea and Mr. Chester returned, without consideration, 5,000,000 and 500,000 shares, respectively, to the treasury pursuant to a Management Stock Pool Agreement which is discussed below.

On June 13, 2005,,to facilitate our private placement offering, discussed below, Mr. Chester agreed to cancel 99,650,000 shares held by him. There were no additional terms with respect to such Mr. Chester’s agreement to cancel the 99,650,000 shares.

Management Compensation

          Management Group Stock Plan

Pursuant to the terms of the Management Stock Pool Agreement between the Company and certain of its officers and directors dated June 7, 2005, the officers and directors agreed that in the event of resignation or, in the event of termination for cause, the officers and directors would forfeit the opportunity to earn any additional stock under the plan.

On October 26, 2005, Mr. Chester resigned his positions of Director and Vice President of the Company. As provided for in the Management Group Stock Agreement, Mr. Chester’s resignation resulted in forfeiture to earn 500,000 shares under the plan.

On November 10, 2005, Mr. Rhea was terminated for cause and was removed as officer and director of the Company. As provided for in the Management Group Stock Agreement, Mr. Rhea’s termination resulted in forfeiture to earn 5,000,000 shares under the plan.

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

The holders of the stock and option grants discussed above have agreed to waive their rights to the stock and option grants provided that the 2006 Incentive Stock Plan is approved by the Company's shareholders. Upon the approval in May 2006 by shareholders owning a majority of the Company’s Stock, the holders waived their rights to the stock and option grants. In exchange for the waiver of their rights to the stock and option grants, the holders received stock grants pursuant to the 2006 Incentive Stock Plan, which is discussed below.

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

All of the leases purchased by the Company are paid up oil and gas leases which do not require future payments. If we begin production of oil or natural gas on a lease before the end of the primary lease term, we may retain that lease without additional cost. If production is established, we are required to pay the leaseholder a portion of the oil or gas production as “royalty payments” which range from 16.66% to 21.5%. If production is not established during the primary term of the lease, in most cases, we have the right but not the obligation to extend the lease for an additional 2 years by making an addition lump sum payment to the leaseholder, as provided for in each lease. If oil and gas production is not established within the additional two years period, the lease is returned to the leaseholder and we have no additional rights to the lease.

The following table summarizes the maximum additional lease option payments by quarter that would be required to be made by the Company if it was to choose to extend the leases by making these additional payments.

Period	Erath County	Comanche County	Total

2nd Quarter 2007	$0.00	$2,715,075.43	$2,715,075.43

3rd Quarter 2007	$565,068.50	$141,987.50	$707,056.00

4th Quarter 2007	$75,836.25	$0.00	$75,836.25

1st Quarter 2008	$0.00	$0.00	$0.00

2nd Quarter 2008	$0.00	$0.00	$0.00

3rd Quarter 2008	$167,064.00	$173,367.22	$340,431.22

4th Quarter 2008	$144,126.35	$238,018.69	$382,145.04

1st Quarter 2009	$0.00	$0.00	$0.00

2nd Quarter 2009	$9,300.00	$0.00	$9,300.00

		Grand Total	$4,229,843.94

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