Form 10QSB/A
period 2006-03-31
TERAX ENERGY, INC.
filed 2006-08-10
CIK 1143548

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
Yes [           ] No [ x ]

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A (“Form 10-QSB/A”) is being filed to amend our quarterly report on Form 10-QSB for the quarter ended March 31, 2006 (the “Original Form 10-QSB”) which was originally filed with the Securities and Exchange Commission (“SEC”) on May 15, 2006 and amended on May 25, 2006 and August 2, 2006 . Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

We have revised Item 2 and Item 6 of Part II of this 10-QSB/A.

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

On April 3, 2006, we entered into a Gas Purchase Agreement with Louis Dreyfus Gas Development L.P. (“LDGD”) for the sale of gas to LDGD from certain oil and gas leases in Erath County, Texas which we operate. The Agreement provides for a term of five years, with automatic renewals of successive additional terms of one year unless earlier cancelled by either party by written notice 90days prior to the end of the term. Each month, for gas received in the preceding month, upon receipt of the plant allocation, LDGD shall perform applicable gathering system allocations, after which LDGD shall provide to us a statement and supporting documentation acceptable in industry practice to support the amount charged and the various costs incurred. Pursuant to the terms of the Agreement, payment is due to us upon the earlier of 10 days after LDGD’s receipt of plant allocation or the fifth day of the second month following sales.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1 (1)	Gas Purchase Agreement dated April 3, 2006 (This exhibit is the subject of a request for confidential treatment)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

(1)	Incorporated by reference to same exhibit filed with the Company’s Form 8-K filed with the SEC on April 5, 2006, SEC File No, 333-72230.

SIGNATURES

          In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAX ENERGY, INC.

Date: August 9 , 2006	By:	/s/ Lawrence J. Finn
Lawrence J. Finn
President and Chief Executive Officer (Principal
Executive Officer) and Chief Financial Officer
(Principal Financial Officer)