Form 10KSB
period 2006-06-30
TERAX ENERGY, INC.
filed 2006-10-13
CIK 1143548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

Commission File No. 333-72230

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

     Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. [X] Yes   [   ] No

No Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for twelve month period ended June 30, 2006 were $148,636.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of October 12, 2006 was: $13,208,056.

The number of shares of the issuer's Common Stock outstanding as of October 12, 2006 was 60,591,529.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

1

2

This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and we do not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Plan of Operation" under Item 6. In this filing references to "Company”,“we”,“our", and/or "us”, refers to Terax Energy, Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

          Terax Energy, Inc. is an independent oil and gas exploration and development company headquartered in Dallas, Texas. Our principal properties consist of two large blocks of oil and gas leases, one covering approximately 11,300 gross acres in the aggregate in close proximity to each other in Erath County, Texas and one covering a block of approximately 16,200 gross acres in the aggregate in close proximity located in Comanche County, Texas, both of which permit us to drill and develop the Barnett Shale formation underlying the lease acreage.

          Our operations are focused on the identification and evaluation of prospective oil and gas properties and the contribution of capital to projects that we believe have the potential to produce oil or gas in commercial quantities.

Business Development

          We were incorporated in Nevada as Royal Phoenix in October of 2000. Our initial plan of business was to sell herbal products via internet sales. However, as a result of the lack of revenue generation from that business model and the extremely competitive environment for nutritional supplements, we determined to re-assess our business plan and alternatively seek out other business opportunities capable of increasing stockholder value.

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

          The Share Purchase Agreement closed on June 1, 2005. As consideration for the acquisition, we issued to the Sellers an aggregate of 318,000 pre-split (1,590,000 post-split) shares of common stock. In addition, we covenanted to cause our outstanding common stock to be forward split on the basis of five shares for each one outstanding common share. The forward split was completed on June 13, 2005. All share figures in the report have been adjusted to reflect this forward split. Prior to the closing of the Share Purchase Agreement, the Sellers did not own any shares of our common stock. However, the spouse of one of the shareholders held 2,250,000 shares or approximately 1.6% of our issued and outstanding shares prior to the closing. In addition, we were related to EEI by a common director.

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

Management Group Stock Pool

          On June 7, 2005 we entered into a Management Group Stock Pool Agreement with our management, J. William Rhea, IV and Bill Chester, for the purpose of ensuring that our management has the proper incentives to enhance our performance. Messrs. Rhea and Chester placed the 5,500,000 shares of our common stock held by them in escrow to be returned to treasury or released from escrow pursuant to the terms of the Management Group Stock Pool Agreement Pursuant to the terms of the Management Group Stock Pool Agreement, the Company’s officers and directors agreed that the shares will be returned to treasury in the event of resignation or, in the event of termination for cause and released from escrow upon the achievement of certain performance milestones.. While in escrow, the shares remained in the names of Messrs. Rhea and Chester and were treated as part of our issued and outstanding shares but were not included in the computation of earnings per share. On October 26, 2005, Mr. Chester resigned his positions of Director and Vice President of the Company. As provided for in the Management Group Stock Agreement, Mr. Chester’s resignation resulted in forfeiture to earn 500,000 shares under the plan.

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

Financing

          From August 8, 2005 through September 14, 2005, the Company issued 739,000 Units at a price of $10.00 per Unit for gross proceeds to the Company of $7,390,000. Each Unit consisted of eight shares of our common stock (each a “Unit Share”) and four non-transferable share purchase warrants (each a “Unit Warrant”). Each Unit Warrant is exercisable into one share of our common stock (each a “Warrant Share”) at a price of $1.75 until February 8, 2007, subject to acceleration as follows: in the event that the average closing price of our shares of common stock on the OTCBB or other, more senior exchange for the twenty previous trading days exceeds $2.25, and provided that an effective registration statement registering the resale of the Warrant Shares is then in effect, we may, by written notice, accelerate the expiry date of the Unit Warrants to thirty days after the date of such notice.

          The securities were offered and sold to the shareholders in an offshore transaction made in reliance upon the exemption from registration provided by Regulation S as the purchasers represented that they were not US Persons (as that term is defined in Regulation S).

          We agreed to file a registration statement with the Securities and Exchange Commission to register the possible resale of the Unit Shares and the Warrant Shares, which registration statement was declared effective by the SEC on August 15, 2006.

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

          On February 1, 2006, the Company issued an additional promissory note (the “Additional Note”) with a principal amount of $2,500,000 to an investor. The Additional Note has the same terms as the Notes as follows: it bears interest at the rate of 12.5% per annum, it is due on demand after May 31, 2006, and it may be repaid at any time by the Company. On April 11, 2006, the Company issued a total of 215,517 shares of the Company’s common stock as further consideration for the Notes and the Additional Note. The Company has agreed to issue an additional 84,483 shares of common stock as further compensation for the Notes and the Additional Note. In the Event of Default, the holder of the Notes and the Additional Note has the right but not the obligation to seek remedies for repayment of the notes including but not limited to foreclosure and sale of the secured assets.

          On February 17, 2006, the Company repaid $7,500,000 principal plus accrued interest of $117,106. In addition, $375,000 was charged to interest expense for common stock issued in connection with the notes. As result of the repayment, the holder of the Notes and the Additional Note released all his security interest in the properties

          On February 7, 2006, the Company entered into securities purchase agreements to sell to four institutional investors an aggregate of 12,805,600 shares of the Company’s common stock and warrants to purchase an additional 12,805,600 shares of common stock, for an aggregate purchase price of $16,007,000. The unit purchase price of the common stock and corresponding warrant was $1.25. The warrants are exercisable at an exercise price of $1.50 per share and expire on February 6, 2011. The Company has the right to require exercise of all of the warrants in the event that (i) a registration statement registering the resale of the warrants is then in effect and (ii) the volume weighted average trading price per share of the Company’s common stock for each of the previous thirty trading days is in excess of $2.50.

          The aggregate commissions paid in connection with the February 7, 2006 private placement were approximately $862,120. In addition, warrants to purchase 574,120 shares of common stock, identical to those sold to the investors, except with an exercise price of $1.25 per share, were issued to the placement agent. The pricing of the securities was agreed to with the lead institutional buyer in early January 2006 when the Company’s stock was trading in the $1.75 range and represents an approximate 30% discount to the market price at that time. The fair value of the warrants, as determined using the Black Scholes pricing model, issued to the placement agent was $1,198,353 and was recorded as an equity issuance cost and is reflected in the balance sheet as a reduction to paid-in capital.

          On May 12, 2006, the Company issued a promissory note in the principal amount of $2,500,000 to an investor. The Note bears interest at the rate of 12.5% per annum, payable on repayment of the Note. The Note is due on demand after December 31, 2006. In addition, interest in the amount of $125,000.00 is due and payable in 71,429 shares of the Company’s common stock at closing. The Note is secured by a security interest in all of the Company’s oil and gas leases and pipeline right of ways and easements in Erath County, Texas, as well as well and pipeline equipment and personal property, contracts and agreements, and production from the Company’s wells located on the leases. In the event of default, the holder of the Note has the right, but not the obligation, to seek remedies for repayment of the notes including but not limited to foreclosure and sale of the secured assets.

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

Gas Purchase Agreement

          On April 3, 2006, we entered into a Gas Purchase Agreement with Louis Dreyfus Gas Development L.P. (“LDGD”) for the sale of gas to LDGD from certain oil and gas leases in Erath County, Texas which we operate. The Agreement provides for a term of five years, with automatic renewals of successive additional terms of one year unless earlier cancelled by either party by written notice 90 days prior to the end of the term. Each month, for gas received in the preceding month, upon receipt of the plant allocation, LDGD shall perform applicable gathering system allocations, after which LDGD shall provide to us a statement and supporting documentation acceptable in industry practice to support the amount charged and the various costs incurred. Pursuant to the terms of the Agreement, payment is due to us upon the earlier of 10 days after LDGD’s receipt of plant allocation or the fifth day of the second month following sales.

Drilling, Exploration and Production Activities

          We have acquired oil and gas leasehold interests in approximately 27,500 aggregate gross acres located in Erath, Comanche and Hamilton Counties, Texas. See “Description of Properties” for a discussion of our significant oil and gas leasehold interests.

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

Regulation

          General .. The availability of a ready market for oil and gas production depends upon numerous factors beyond our control. These factors include local, state, federal and international regulation of oil and gas production and transportation, as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities, and the marketing of competitive fuels. For example, a productive gas well may be "shut-in" because of an over-supply of gas or lack of an available pipeline in the areas in which we may conduct operations. State and federal regulations are generally intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, and control contamination of the environment. Pipelines and gas plants are also subject to the jurisdiction of various federal, state and local agencies that may affect the rates at which they are able to process or transport gas from our properties.

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

          Sales of Oil and Natural Gas . Sales of any oil that we produce will be affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of oil by pipelines are regulated by the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act. FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil pipelines to fulfill the requirements of Title VIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil pipeline rates. FERC has announced several important transportation-related policy statements and rule changes, including a statement of policy and final rule issued February 25, 2000, concerning alternatives to its traditional cost-of-serve rate-making methodology to establish the rates interstate pipelines may charge for their services. The final rule revises FERC's pricing policy and current regulatory framework to improve the efficiency of the market and further enhance competition in natural gas markets.

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

          Pipelines .. Pipelines that we use to gather and transport our oil and gas will be subject to regulation by the Department of Transportation ("DOT") under the Hazardous Liquids Pipeline Safety Act of 1979, as amended ("HLPSA"), relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The HLPSA requires pipeline operators to comply with regulations issued pursuant to HLPSA designed to permit access to and allowing copying of records and to make certain reports and provide information as required by the Secretary of Transportation.

          State Restrictions . State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. Many states have statutes and regulations governing various environmental and conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells, and restricting production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from our properties.

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

          Other .. Oil and gas rights may be held by individuals and corporations, and, in certain circumstances, by governments having jurisdiction over the area in which such rights are located. As a general rule, parties holding such rights grant licenses or leases to third parties, such as us, to facilitate the exploration and development of these rights. The terms of the licenses and leases are generally established to require timely development. Notwithstanding the ownership of oil and gas rights, the government of the jurisdiction in which the rights are located generally retains authority over the manner of development of those rights.

Environmental

          General .. Our activities are subject to local, state and federal laws and regulations governing environmental quality and pollution control in the United States. The exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency ("EPA"). Such regulation can increase our cost of planning, designing, installing and operating such facilities.

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

          Waste Disposal . We may generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has limited the disposal options for certain wastes that are designated as hazardous under RCRA ("Hazardous Wastes"). Furthermore, it is possible that certain wastes generated by our oil and gas operations that are currently exempt from treatment as Hazardous Wastes may in the future be designated as Hazardous Wastes, and therefore be subject to more rigorous and costly operating and disposal requirements.

          CERCLA .. The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances"). These classes of persons or so-called potentially responsible parties include the current and certain past owners and operators of a facility where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take action in response to threats to the public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. Although CERCLA generally exempts petroleum from the definition of Hazardous Substances, we may have generated and may generate wastes that fall within CERCLA's definition of Hazardous Substances.

          Air Emissions . Our operations may be subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements, including additional permits. Producing wells may generate volatile organic compounds and nitrogen oxides. If ozone problems are not resolved by the deadlines imposed by the federal Clean Air Act, or on schedule to meet the standards, even more restrictive requirements may be imposed, including financial penalties based upon the quantity of ozone producing emissions. If we fail to comply strictly with applicable air pollution regulations or permits, we may be subject to monetary fines and be required to correct any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

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

Employees and Consultants

          We currently have 3 employees, including our chief executive officer and chief financial officer, Lawrence Finn, and Sam M. Governale, our vice-president of operations. We also utilize the services of several consultants who provide, among other things, technical support and accounting services to us. Obtaining additional personnel will depend on the success of the Company’s exploration activities.

Subsidiaries

          We have one wholly-owned subsidiary, Erath Energy Inc., a Delaware corporation, through which we hold our oil and gas leasehold interests.

Desert Health Products

          We have not totally abandoned our prior business plan. We are party to a "License, Manufacture and Distribution Agreement”, with Desert Health Products dated October 18, 2000, as subsequently amended. Under this Agreement, Desert Health Products has agreed to manufacture, package, ship, and handle credit card processing of Royal Phoenix products. This relationship is intended to allow us to concentrate on the marketing of herbal products. In addition, we may pursue and market other vitamin products which will be private labeled specifically for us by companies other than Desert Health Products.

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

Risks Relating to Our Business :

We Have a History of Losses and Limited Revenue to Date, Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives and Had a Going-Concern Paragraph in our Most Recent Audit Report.

          We have experienced net losses in each fiscal quarter since our inception, and we expect to continue to incur substantial losses for the foreseeable future. As of June 30, 2006 we had an accumulated deficit of $23,107,656. In addition, we had a net loss of $23,018,597 for the fiscal year ended June 30, 2006, which included a loss on derivative liability of $8,161,075. We have had limited revenues to date. There is also a going-concern paragraph in the Company’s audit report for the fiscal year ended June 30, 2006.

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

We are an Early Stage Company with a Limited Operating History, Which May Hinder our Ability to Successfully Meet Our Objectives

          We are an early stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. We have only been actively engaged in the oil and gas exploration and development business since May 2005 and do not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets such as ours. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Our Proposed Operations Will Require Significant Capital Expenditures for Which We May Not Have Sufficient Funding and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

          We intend to make capital expenditures far in excess of our existing capital resources to explore our existing oil and gas properties and acquire additional oil and gas properties. We intend to rely on external sources of financing to meet our capital requirements to continue acquiring, exploring and developing oil and gas properties and to otherwise implement our business plan. We plan to obtain such funding through the debt markets, equity markets, or asset sales but we cannot assure you that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all.

          Subject to capital availability we intends to continue acquiring oil and gas leases in our development area in the ordinary course of our business. If we are successful in these acquisitions, our capital needs may increase substantially. If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil and gas properties. In addition, any additional equity financing may involve substantial dilution to our then existing shareholders.

The Successful Implementation of Our Business Plan Is Subject To Risks Inherent In The Oil And Gas Business, Which if Not Adequately Managed Could Result in Additional Losses

          Our oil and gas operations are subject to the economic risks typically associated with exploration and development activities, including the necessity of making significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the availability of drilling rigs and the cost and timing of drilling, completing and, if warranted, operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and, if warranted, production activities to be unsuccessful. This could result in a total loss of our investment in a particular well. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

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

Our Future Performance Is Dependent Upon Our Ability To Identify, Acquire And Develop Oil And Gas Properties, the Failure of Which Could Result in Under Use of Capital and Losses

          Our future performance depends upon our ability to identify, acquire and develop oil and gas reserves that are economically recoverable. Our success will depend upon our ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and our ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop oil and gas reserves or generate revenues.

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

We Have A Very Small Management Team And The Loss Of Any Member Of This Team May Prevent Us From Implementing Our Business Plan In A Timely Manner.

          We have two executive officers and a limited number of additional consultants. Our success depends largely upon the continued services of Lawrence Finn, our Chief Executive Officer and Chief Financial Officer. We do not maintain key person life insurance policies on Mr. Finn. The loss of Mr. Finn could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace Mr. Finn in a timely manner, or at all, on acceptable terms.

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

          The geographic concentration of all of our leasehold interests in Erath, Comanche and Hamilton Counties, Texas, means that our properties could be affected by the same event should the region experience:

  severe weather;

  delays or decreases in production, the availability of equipment, facilities or services;

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

  weather conditions in the United States and elsewhere;

  economic conditions, including demand for petroleum-based products, in the United States and elsewhere;

  actions by OPEC, the Organization of Petroleum Exporting Countries;

  political instability in the Middle East and other major oil and gas producing regions;

  governmental regulations, both domestic and foreign;

  domestic and foreign tax policy;

  the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

  the price of foreign imports of oil and gas;

  the cost of exploring for, producing and delivering oil and gas; the discovery rate of new oil and gas reserves;

  the rate of decline of existing and new oil and gas reserves;

  available pipeline and other oil and gas transportation capacity;

  the ability of oil and gas companies to raise capital;

  the overall supply and demand for oil and gas; and

  the availability of alternate fuel sources.

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

          The success of our business is dependent upon the efforts of various third parties that we do not control. At the present, we do serve as the operator for our projects but may not serve as operator in the future. If we do not serve as operator, we may have limited ability to exercise influence over the operations of the properties or their associated costs. Our dependence on the operator and, where applicable, other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

  the timing and amount of capital expenditures;

  the operator's expertise and financial resources;

  approval of other participants in drilling wells;

  selection of technology;

  the rate of production of the reserves; and

  the availability of suitable drilling rigs, drilling equipment, production and transportation infrastructure, and qualified operating personnel.

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

We May Be Required To Write-Down The Carrying Values And/Or Estimates Of Total Reserves Of Our Oil And Gas Properties, Resulting In a Decreased Asset Base

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

We May Be Unable To Retain Our Leases And Working Interests In Leases, Which Would Result in Significant Financial Losses to the Terax

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

Title Deficiencies Could Render Our Leases Worthless

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

If We Or Our Operators Fail To Maintain Adequate Insurance, Our Business Could Be Materially And Adversely Affected

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

Complying With Environmental And Other Government Regulations Could Be Costly And Could Negatively Impact Our Production

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

The Oil And Gas Industry Is Highly Competitive, and We May Not Have Sufficient Resources to Compete Effectively

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

Risks Relating to Our Common Stock :

There is no significant market for our common stock

          The trading market for our common stock is limited. Our common stock is not eligible for trading on any national or regional securities exchange or the NASDAQ Stock Market. Our common stock is eligible for trading on the OTC Bulletin Board. This market tends to be substantially less liquid than national and regional securities exchanges or the NASDAQ Stock Market. We cannot provide you with any assurance that a more active trading market for our common stock will develop, or if such a market develops, that it will be sustained.

There is a Large Number of Shares that were Registered for Resale and the Sale of These Shares May Cause the Price of Our Stock to Drop.

          As of October 12, 2006, we had 60,591,529 shares of common stock issued and outstanding. Of those shares, 18,717,600 are registered for resale pursuant to a Form SB-2 Registration Statement that was declared effective by the SEC on August 14, 2006, together with up to 16,335,720 additional shares of common stock issuable upon the exercise of outstanding warrants. As a result, the registration of these shares may result in substantial sales of our common stock, which could cause our stock price to drop.

If We Fail to Remain Current in Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

          Companies trading on the OTC Bulletin Board, such as us, are required to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

          The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock”, for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

  that a broker or dealer approve a person's account for transactions in penny stocks; and
  the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

  obtain financial information and investment experience objectives of the person; and
  make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

  sets forth the basis on which the broker or dealer made the suitability determination; and
  that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

          Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. DESCRIPTION OF PROPERTY

The properties in which we have an interest consist of our principal executive offices and our oil and gas properties in Erath and Comanche Counties.

Principal Executive Offices

          Our principal executive offices are located at 13355 Noel Road, 1370 One Galleria Tower, Dallas, Texas. We rent this office space for approximately $5,700 per month. We also maintain a field office on Stephenville, Texas which we rent at $1,300 per month. We believe our current offices will be adequate to support our operations for the foreseeable future.

Current Oil and Gas Projects

          To date, our acquisition, exploitation and development activities have been limited to Texas.

Erath County Property

          We own 100% of the working interest under oil and gas leases covering two blocks of approximately 11,300 gross acres in the aggregate in close proximity to each other in Erath County, Texas, which permit us to drill and develop the Barnett Shale formation underlying that lease acreage. Our interest has been acquired pursuant to leases from the owners of the minerals covered by the leases.

          The leases are generally for a primary term of three years and most of the leases contain an option to extend the leases for an additional two years by making a bonus payment to the mineral owners. In some cases, the leases limit our ability to drill deeper than the Barnett Shale formation. Almost all of the leases provide for surface damages to be paid in connection with drilling activities, and they contain other provisions that are customary for leases in the Fort Worth Basin.

     The company has drilled six horizontal wells, constructed approximately eight miles of eight inch pipeline, four miles of gathering line, and two compression and separation facilities on its Erath County property. Of the six wells drilled, four have been completed and connected to the gathering and pipeline system and the other two wells are waiting completion of the gathering lines, fracture stimulation, and completion activities. The four completed wells are currently considered non commercial. The Company believes that Mitchell 3-H well could be commercial if a workover is successful in substantially reducing the water production from the well. The Company is also considering the viability of the refracture stimulation of the Mitchell 1-H well. The completion of the Mitchell 5-H and 6-H wells, the workover of the Mitchell 3-H well and the refract of the Mitchell 1-H well until additional financing has been secured.

The Company completed an aeromagnetic survey in November 2005 and a geological update in July 2006 on its Erath acreage. An operator with acreage offsetting our Erath Acreage is currently conducting a 3-D Seismic program over both Terax and its acreage. Terax has agreed to allow them conduct the program over its acreage in exchange for the right to purchase the seismic covering its acreage at a later date.

Comanche County Property

          We own 100% of the working interest under approximately 17,200 gross acres in the aggregate in close proximity in Comanche County, Texas, which permit us to drill and develop the Barnett Shale formation underlying the lease acreage. Our interest has been acquired pursuant to leases from owners of the minerals covered by the leases. The leases are generally for a primary term of two years and most of the leases contain an option to extend the leases for an additional three years by making a bonus payment to the mineral owners. The leases also provide for surface damages to be paid in connection with drilling activities, and they contain other provisions that are customary for leases in the Fort Worth Basin.

The Company has completed an aeromagnetic survey on its Comanche acreage and has begun a geological review of the properties.

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

          On July 20, 2006, an action was commenced in the District Court of Erath County, Texas, against the Company by Centex Pipeline Construction, Inc. for failure to pay for services performed, breach of contract and to foreclose on Plaintiff’s mechanic lien. The Complaint alleges that the Company and Centex entered into an agreement for Centex to install certain components of a gas pipeline gathering system on the Company’s Mitchell Ranch property in Erath County, Texas. The Complaint further alleges that the Plaintiff completed work on June 5, 2006 and that the Company has failed to pay certain outstanding invoices. The Plaintiff’s have filed a mechanic’s lien to create a security interest against the gathering line and compressor station. The Plaintiff’s are seeking damages in the amount of $510,319.00 plus interest, attorney fees and entry of an Order of Sale directing the Sheriff to sell the property covered by the Plaintiff’s mechanic lien.

          Terax has filed a general denial and a Counterclaim and third-party claim for declaratory judgment in response to Centex’s petition and has requested discovery. A motion for summary judgment filed by Centex is pending.

          The Company plans to seek a settlement with Centex and its bank provided that the Company can be assured that no subcontractors will file liens on Terax’s property and that Terax has no risk of liability to Centex’s bank for not making all payments directly to the bank. Alternatively, the Company may ask the court to accept a payment of funds into the registry of the court in order to protect Terax from further liability and cost.

On August 28, 2006, an action was commenced in the District Court of Travis County, Texas, against the Company, Andrew Hromyk and Starr County Energy, Inc. by Sam Warren and Tennessee Eastern Oil & Gas, Inc. for damages for breach of a personal services contract with the Plaintiffs or in the alternative, based upon the doctrine of quantum merit, for value of services which Plaintiff’s allegedly rendered to Defendants. The complaint alleges that in early 2006, Tennessee Eastern and Starr County entered into an agreement to purchase certain oil and gas properties located in Tennessee, which agreement was terminated. The complaint alleges that Hromyk continued discussions with Plaintiff Warren and indicated that a lawsuit filed against the Company by William Rhea was impeding the potential sale of the Tennessee property, at which point, Warren offered to assist with settling the William Rhea lawsuit. The complaint further alleged that Plaintiffs negotiated and mediated a settlement of the William Rhea lawsuit and that after the lawsuit was settled, the Defendants breached their agreement to purchase the Tennessee property for $5.7 million. The Plaintiffs are seeking a judgment against the Defendants in the amount of $5.7 million and attorneys fees and expenses and costs of court.

By agreement with Plaintiff’s counsel, a response to the lawsuit is not due from the Company until November 6, 2006. the Company and the other Defendants believe that the allegations of the Plaintiffs are without merit and they are vigorously contesting the allegations made by the Plaintiffs in this lawsuit.

On September 22, 2006, an action was commenced in the District Court of Erath County, Texas, by Geosite, Inc. against the Company and Bill Chester for breach of contract and foreclosure of lien. The Plaintiff alleges that the Company has failed to pay for certain goods, merchandise or services sold to the Company. The Complaint is seeking $10,930 allegedly owed to the Plaintiff’s, attorney fees and an order of foreclosure of Plaintiff’s lien. The Company plans to respond to the Geosite lawsuit in a timely manner but plans to reach a settlement with Geosite in the near future provided funds are available.

On October 5, 2006, an action was commenced in the District Court of Erath County, Texas, by BJ Services Company, USA against the Company for breach of contract and foreclosure of lien. The Plaintiff alleges that the Company has failed to pay for certain goods, merchandise, or services sold to the Company. The Complaint is seeking $475,844.25 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien The Company plans to respond to the BJ Services lawsuit in a timely manner but plans to reach a settlement with BJ Services in the near future provided funds are available

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          During the period covered by this report, approval by written consent was obtained from shareholders owning a majority of the Company’s stock for the Company’s 2006 Stock Incentive Stock Plan. The 2006 Incentive Stock Plan has initially reserved 3,200,000 shares of common Stock for issuance. Under the 2006 Incentive Stock Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 or which are not intended to qualify as Incentive Stock Options there under. Under the 2006 Stock Incentive Plan, options, stock grants, or restricted stock may be granted to key employees, officers, directors or consultants of the Company, as provided in the 2006 Stock Incentive Plan.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “TERX”.

          As of October 12, 2006, we had 60,591,529 shares of our common stock outstanding, which shares were held by approximately 49 shareholders of record.

          The following table sets forth the range of high and low closing bid quotations for our common stock since our common stock was listed on the Over-the-Counter Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Period Ended	High	Low
June 30, 2004	$0.00 (1)	$0.00 (1)
September 30, 2004	$0.00 (1)	$0.00 (1)
December 31, 2004	$0.00 (1)	$0.00 (1)
March 31, 2005	$0.00 (1)	$0.00 (1)
June 30, 2005	$1.40	$0.55
September 30, 2005	$2.89	$1.30
December 31, 2005	$3.09	$1.74
March 31, 2006	$2.91	$1.72
June 30, 2006	$2.56	$1.43

(1) There were no trades during these periods.

          The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

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

Securities Authorized for Issuance Under Equity Compensation Plans

          The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the twelve month period ended June 30, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and stock rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	3,200,000	N/A	1,350,000

Equity compensation plans not approved by security holders	Nil	N/A	Nil

Total	3,200,000		1,350,000

          See “Executive Compensation” for a description of equity compensation plans adopted after June 30, 2006.

Recent Sales of Unregistered Securities

During the past three years, we have sold the following securities which were not registered under the Securities Act of 1933, as amended.

          During August 2003, the Company issued the then sole officer and director of the Company 225,000 shares of common stock at $0.0067 per shares for conversion of a note payable to equity of $1,500.

          On June 1, 2005, we acquired all of the issued and outstanding shares of Erath Energy Inc., a Delaware corporation pursuant to a Share Purchase Agreement dated May 31, 2005, between us and Holywell Technological Investments Ltd. and First Finance Limited. As consideration for the acquisition, we issued to the Sellers an aggregate of 318,000 shares of common stock. The common shares were offered and sold to the sellers in an offshore transaction made in reliance upon the exemption from registration provided by Regulation S as the sellers are not US Persons (as that term is defined in Regulation S).

          In August and September 2005, we sold an aggregate of 739,000 units for $10.00 per unit to 13 accredited investors, for aggregate proceeds of $7,390,000. Each Unit consisted of eight shares of common stock and four non-transferable share purchase warrants. Each warrant is exercisable into one share of common stock at a price of $1.75 until March 10, 2007, subject to acceleration as follows: in the event that the average closing price of our shares of common stock on the OTC:BB or other, more senior exchange for the 20 previous trading days exceeds $2.25, and provided that an effective registration statement registering the resale of the shares underlying the warrants is then in effect, the we may, by written notice, accelerate the expiration date of the warrants to 30 days after the date of such notice. Pursuant to the terms of the agreements with the investors, we are obligated to register the shares sold in the offering, including the shares underlying the warrants with the Securities and Exchange Commission. We agreed to file a registration statement with the SEC no later than March 14, 2006 and use our best efforts to have the registration statement declared effective as soon thereafter as practicable. The Units were offered and sold to the investors in offshore transactions made in reliance upon the exemption from registration provided by Regulation S as the investors are not US Persons (as that term is defined in Regulation S).

          On September 29, 2005, in connection with his employment by the Company, the Company agreed to issue options to acquire 500,000 shares of common stock to Sam M. Governale. On February 26, 2006, we agreed to issue 250,000 shares to Mr. Governale pursuant to the Company’s 2006 Incentive Stock Plan, subject to certain earn-in provisions, in exchange for the obligation to issue the 500,000 options to him. Such exchange is subject to shareholder approval of the plan.

          On November 11, 2005, in connection with his employment by the Company, the Company agreed to issue 500,000 shares of common stock to Lawrence Finn. On February 26, 2006, we agreed to issue 1,500,000 shares to Mr. Finn pursuant to the Company’s 2006 Incentive Stock Plan, subject to certain earn-in provisions, in exchange for the obligation to issue 500,000 shares to him.

          On December 2, 2005, the Company agreed to issue a promissory note to an investor with a principal amount of $2,500,000, bearing interest at the rate of 12.5% per annum. The note was due on demand after May 31, 2006 and may be repaid at any time by the Company. On December 19, 2005, the loan amount was increased to $4,100,000, on January 26, 2006 it was increased to $5,000,000 and on February 1, 2006 it was increased to $7,500,000. The promissory notes evidencing the loans were secured by an interest in all of the Company’s oil and gas leases and pipeline right of ways and easements in Erath County, Texas, as well as well and pipeline equipment and personal property, contracts and agreements, and production from the Company’s wells located on the leases. On February 2, 2006, the Company issued to a total of 215,517 shares of the Company’s common stock as consideration for the loans and on February 17, 2006 the Company issued an additional 84,483 shares of common stock as further consideration for the loans, as required by the terms of the loan documents. The loans were repaid in full on February 17, 2006. The promissory notes evidencing the loans and the common shares were offered and sold to the investor in an offshore transaction made in reliance upon the exemption from registration provided by Regulation S as the investor was not a US Person (as that term is defined in Regulation S).

          On January 26, 2006, in connection with his employment by the Company, the Company agreed to issue 200,000 shares of commonstock and options to acquire an additional 200,000 shares to Richard C. Binz. On February 26, 2006, we agreed to issue 300,000 shares to Mr. Binz pursuant to the Company’s 2006 Incentive Stock Plan, subject to certain earn-in provisions, in exchange for the obligation to issue the 200,000 shares and 200,000 options to him.

          On February 7, 2006, we entered into securities purchase agreements to sell to eight institutional investors an aggregate of 12,805,600 shares of the Company’s common stock and warrants to purchase an additional 12,805,600 shares of common stock, for an aggregate purchase price of $16,007,000. The sale of the securities was consummated on February 7, 2006. The unit price of the common stock and corresponding warrant was $1.25. The warrants are exercisable until February 6, 2011 at an exercise price of $1.50 per share. We have the right to require exercise of all of the warrants in the event that (i) a registration statement registering the resale of the warrants is then in effect and (ii) the volume weighted average trading price per share of the Company’s common stock for each of the previous thirty trading days is in excess of $2.50.

          J.P. Turner & Company, L.L.C. acted as placement agent in connection with the offering. The aggregate commissions payable to J.P. Turner in connection with the private placement were approximately $862,120. In addition, J. P. Turner received warrants to purchase 574,120 shares of common stock identical to those sold to the investors.

          On February 26, 2006, we agreed to issue 100,000 shares to an employee pursuant to the Company’s 2006 Incentive Stock Plan, subject to certain earn-in provisions.

          On May 12, 2006, we entered into a Purchase Agreement with an investor for the issuance of a promissory note in the principal amount of $2,500,000 and 71,429 shares of our common stock. The Note was issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), in compliance with Regulation S, promulgated pursuant to the Act.

          * Except as noted, all of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Terax Energy, Inc. or executive officers of Terax Energy, Inc., and transfer was restricted by Terax in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings. Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section of the registration statement are unaffiliated with us.

ITEM 6. PLAN OF OPERATION

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

          Forward-looking statements may include the words “may”, “could”, “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

          For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” above.

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

          We have consolidated strong mineral lease positions in both Erath and Comanche counties. Our focus is now on evaluating, developing and producing those leases so as to realize the value held in them. With approximately 27,500 gross leased acres, the task of developing the properties with wells commenced in the second quarter of our fiscal year.

          We intend to continue seeking acquisition opportunities, which compliment our current focus. We intend to fund our development activity primarily through proceeds from various private placements sufficient enough to develop a greater portion of our mineral leases.

          Our revenue, profitability, and future growth rate depend substantially on factors beyond our control, such as economic, political, and regulatory developments and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital

Results of Operations

          Our revenues commenced in the fourth quarter of 2006, and totaled $148,636 for the full year ended June 30, 2006. We had no revenues during the fiscal year ended June 30, 2005. We expect that our revenues will remain at modest levels until we are able to produce additional quantities of oil and gas.

          We incurred total expenses of $23,167,233 during the fiscal year ended June 30, 2006. These costs included asset impairment of $9,817,123, and loss on derivative liability of $8,161,075. General and administrative expense for the fiscal year ended June 30, 2006 were $3,250,689. The deprecation and depletion expense for the year ended June 30, 2006 was $1,237,230 and is predominately the depletion of the producing property for the year. Lease operating expense of $129,108 for the year reflects the start up production in our Erath County property.

          During 2006, we evaluated the commercial viability of a portion of our property in Erath County. The four wells completed during the year were deemed non-commercial which had a negative impact on the value of the wells drilled. Accordingly, we recognized $7,593,446 in producing impairments and $2,223,677 in non-producing impairment of property.

          A significant component of our expenses during the year ended June 30, 2006, constitute non-cash charges related to the impairment of assets of $9,817,123, derivative liability loss of $8,161,075, depreciation and depletion expense of $1,237,230 and interest expense of $660,203.

Liquidity and Capital Resources

          As of June 30, 2006 we had a net working capital deficit balance of $23,200,422 compared to a positive net working capital of $38,184 at year end June 30, 2005. The decrease in our working capital position was primarily attributable to increases in accounts payable of $5,144,658, accrued liabilities of $383,347, short term note payable of $2,500,000, derivative liability of $16,458,719, which was offset by increases in cash of $763,258, and prepaid expenses, deposits and advances to operators of $510,330.

          Net used in operations was $3,031,695 for the year ended June 30, 2006. The primary use of cash in operating activities was to fund our net loss. Net cash used in investing activities for the year was $21,454,927 and primarily consisted of the purchase of oil and gas leases, drilling program, and the installation of the pipeline and gathering system, compared to no investing activities for the year ended June 30, 2005.

          Net cash provided by financing activities during the fiscal year ended June 30, 2006 was $25,249,880 compared to $79,443 of cash provided for the year ended June 30, 2005. This cash was provided by both equity and debt financings during the year. From August 8, 2005 through September 14, 2005, the Company issued 739,000 Units at a price of $10.00 per Unit for gross proceeds to the Company of $7,390,000. Each Unit consisted of eight shares of our common stock (each a “Unit Share”) and four non-transferable share purchase warrants (each a “Unit Warrant”). Each Unit Warrant is exercisable into one share of our common stock (each a “Warrant Share”) at a price of $1.75. On December 2, 2005 for $2,500,000, December 19, 2005 for $1,600,000, and January 26, 2006 for $900,000, the Company issued promissory notes (the “Notes”) to an investor with aggregate principal amounts of $5,000,000. On February 1, 2006, the Company issued an additional promissory note (the “Additional Note”) with a principal amount of $2,500,000 to the same investor. On February 7, 2006, the Company entered into securities purchase agreements to sell to four institutional investors an aggregate of 12,805,600 shares of the Company’s common stock and warrants to purchase an additional 12,805,600 shares of common stock, for an aggregate purchase price of $16,007,000. The unit purchase price of the common stock and corresponding warrant was $1.25. The warrants are exercisable at an exercise price of $1.50 per share and expire on February 6, 2011. On May 12, 2006, the Company issued a promissory note in the principal amount of $2,500,000 to another investor. The Note bears interest at the rate of 12.5% per annum, payable on repayment of the Note.

          Our working capital deficit was increased by $23,162,238 during the year ended June 30, 2006. During the period current assets were increased by $1,273,588 and current liabilities increased by $24,512,054. The increase in current assets was a result of an increase in cash of $763,258 and an increase in prepaid expenses, deposits and advances to operators of $510,330. The increase in current liabilities was the result of an increase in accounts payable of $5,144,658, an increase in short term note of $2,500,000 which was offset by an increase in accrued liabilities of $384,139 and derivative liability of $16,458,719.

          Our liquidity has been adversely affected during three month period and the year ended June 30, 2006, due to not being able to secure additional financing to fund the operations of the Company. Since the fiscal year ended June 30, 2006 the Company has continued to seek financing for its operations but has been unsuccessful.

Satisfaction of our cash obligations for the next 12 months.

          Our current capital resources, together with our expected cash flow from operations, are not sufficient to continue and maintain our operations over the course of the next twelve months. If the Company does not secure additional financing in the near term it will be forced to seek other alternatives including the sale of assets to repay its current creditors. This includes resources for the payment of our anticipated overhead expenses and current liabilities. If the Company is successful in securing sufficient capital to repay its creditors, the Company will need additional capital to continue its operations and evaluate its properties. We would, therefore, continue to seek to raise capital over the next 12 months as we attempt to finance the development of our existing projects and in order to fund our future growth and exploration activities. This may take the form of either debt-based financing, or sale of equity securities. If we are unable to obtain additional funds when we need them or if we cannot obtain funds on terms favorable to us, we may need to delay, scale back, or eliminate plans for further development efforts.

          Our oil and gas properties have minimal commercial production. We have no history of earnings or cash flow from our operations. A critical component of our operating plan impacting our continued existence is to efficiently manage the costs associated with exploratory drilling efforts, our ability to obtain additional capital through additional equity and/or debt financing, and JV or WI partnerships will also be important to our expansion plans. In the event we experience any significant problems assimilating acquired assets into our operations or cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations.

          We will need additional capital to proceed with the current phase of our operations and the continued field development of our Erath County properties.

          Over the next twelve months, our existing capital combined with cash flow from operations will not be sufficient to sustain operations and our planned expansion.

          We believe we will continue to incur operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development and production, particularly companies in the oil and gas industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

          All of the leases purchased by the Company are paid up oil and gas leases which do not require future payments. If we begin production of oil or natural gas on a lease before the end of the primary lease term, we may retain that lease without additional cost. If production is established, we are required to pay the leaseholder a portion of the oil or gas production as “royalty payments” which range from 16.66% to 21.5% . If production is not established during the primary term of the lease, in most cases, we have the right but not the obligation to extend the lease for an additional 2 years in Erath and an additional 3 years in Comanche by making an addition lump sum payment to the leaseholder, as provided for in each lease. If oil and gas production is not established within the additional period, the lease is returned to the leaseholder and we have no additional rights to the lease.

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

          As of June 30, 2006, we had assets of $17,557,787, and $24,564,362 in liabilities; resulting in a stockholders’ deficit of $7,006,575.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTEREDPUBLIC ACCOUNTING FIRM

To the Stockholders
Terax Energy, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of Terax Energy, Inc. (“the Company”) as of June 30, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the two year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2006, and the results of its operations and its cash flows for the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

September 28, 2006

TERAX ENERGY, INC.
CONSOLIDATED BALANCE SHEET
As of June 30, 2006

ASSETS

Current Assets:
Cash	$779,872
Prepaid expenses, and advances to operators	559,669

Total Current Assets	1,339,541
Property, Plant and Equipment:
Oil and natural gas properties, successful efforts method of accounting:
Proved properties, net	718,967
Unproved properties not being amortized, net of impairment	9,591,386
Pipeline and gathering system, net of accumulated depreciation of $195,730	5,767,339
Furniture and equipment, net of accumulated depreciation of $20,880	128,083

Total Property, Plant and Equipment, Net	16,205,775
Other assets	12,471

Total Assets	$17,557,787

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expense	$5,144,658
Accrued liabilities	436,586
Note payable	2,500,000
Derivative liability	16,458,719

Total Current Liabilities	24,539,963

Non-Current Liabilities:

Asset retirement obligation	24,399

Commitments and Contingencies	-

Stockholders' Deficit:
Preferred stock, $.001 par value, authorized 5,000,000 shares;
none issued and outstanding

Common stock, $.001 par value, authorized 300,000,000 shares; 60,579,029 shares issued and outstanding	60,579
Additional paid-in capital	16,040,502
Accumulated deficit	(23,107,656)

Total Stockholders' Deficit	(7,006,575)

Total Liabilities and Stockholders' Deficit	$17,557,787

See accompanying summary of accounting policies and notes to consolidated financial statements.

TERAX ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2006 and 2005

	2006	2005

Revenues	$148,636	$-

Expenses:
Lease operating expenses	129,108	-
Depletion, depreciation and amortization	1,237,230	-
Impairment of oil & gas properties	9,817,123	-
General and administrative	3,250,689	59,360

Total expenses	14,434,150	59,360

Loss from operations	(14,285,514)	(59,360)
Other income (expenses):
Interest income and other	88,195	-
Interest expense	(660,203)	-
Loss on derivative liability	(8,161,075)	-

Other income (expenses)	(8,733,083)	-

Net loss to common stockholders	$(23,018,597)	$(59,360)

Basic and diluted loss per common share	$(0.42)	$(0.00)

Basic and diluted weighted average common shares outstanding	54,820,513	133,858,094

See accompanying summary of accounting policies and notes to consolidated financial statements.

TERAX ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock

			Additional		Total
			Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2004	144,225,000	$144,225	$(96,425)	$(29,699)	$18,101

Shares Issued for asset	1,508,498	1,508	1,470,093	-	1,471,601

Shares issued for cash	81,502	82	79,361	-	79,443

Shares rescinded per agreement	(99,650,000)	(99,650)	99,650	-	-

Net Loss	-	-	-	(59,360)	(59,360)

Balance at June 30, 2005	46,165,000	46,165	1,552,679	(89,059)	1,509,785

Shares issued for cash	18,717,600	18,718	13,939,263	-	13,957,981
Warrants issued	-	-	1,192,608	-	1,192,608
Shares return to treasury	(4,700,000)	(4,700)	4,700	-	-

Derivative warrants issued to placement
agent	-	-	(1,198,353)	-	(1,198,353)
Shares issued for interest	371,429	371	499,629	-	500,000

Shares issued for compensation	25,000	25	49,975	-	50,000

Net Loss	-	-	-	(23,018,597)	(23,018,597)

Balance at June 30, 2006	60,579,029	$60,579	$16,040,501	$(23,107,656)	$(7,006,576)

See accompanying summary of accounting policies and notes to consolidated financial statements.

TERAX ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2006 and 2005

	2006	2005

Cash Flows from Operating Activities:
Net loss	$(23,018,597)	$(59,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	50,000	-
Asset retirement obligation	932	-
Deprecation, depletion and amortization	1,237,230	-
Impairment of oil and gas properties	9,817,123	-
Unrealized loss on derivative liability	8,161,075	-
Changes in current assets and liabilities
Increase in prepaid expenses, deposits and advances to operators	(510,330)	(49,339)
Increase in accounts payable	835,597	-
Increase in accrued liabilities	383,347	27,769
Increase in asset retirement obligation	24,399	-
Increase in deposits	(12,471)	-

Net cash provided by (used in) operating activities	(3,031,695)	(80,930)
Cash Flows from Investing Activities:
Purchase of oil and gas leases	(5,171,549)	-
Investments in drilling and equipment	(10,171,277)	-
Investments in pipeline and gathering system	(5,963,138)	-
Investments in furniture and fixtures	(148,963)	-

Net cash used in investing activities	(21,454,927)	-
Cash Flows from Financing Activities:

Proceeds from issuance of common stock, net of issuance costs	22,749,880	79,443
Proceeds from issuance of debt	10,325,000	-
Repayment of debt	(7,825,000)	-

Net cash provided by financing activities	25,249,880	79,443

Net Increase (Decrease) in Cash	763,258	(1,487)
Cash at the Beginning of Period	16,614	18,101

Cash at the End of Period	$779,872	$16,614

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$118,251	$-
Taxes	-	-
Common stock for interest	$500,000	$-
Common stock for oil and gas properties	$-	$1,471,601

See accompanying summary of accounting policies and notes to consolidated financial statements.

Terax Energy, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Terax Energy, Inc. (“Terax”) or (“the Company”) is an independent, oil and gas exploration and development company headquartered in Dallas, Texas. Terax was organized on October 17, 2000 in Nevada as Royal Phoenix. Royal Phoenix began activities to license, manufacture, and distribute vitamin formulations. These activities ceased in 2001. On March 15, 2005, the Company changed its name to Terax Energy, Inc. . Our principal properties consist of two large blocks of oil and gas leases, one covering approximately 11,300 gross acres in the aggregate in close proximity to each other in Erath County, Texas and one covering a block of approximately 16,200 gross acres in the aggregate in close proximity located in Comanche County, Texas, both of which permit us to drill and develop the Barnett Shale formation underlying the lease acreage.

The Company has drilled six and completed four horizontal wells in Erath County. In addition the Company has installed approximately eight miles of eight inch pipeline which is connected to the Louis Dreyfus Pipeline, two compression, and separation facilities, and four miles of six inch gathering lines connecting the four completed wells. Provided the Company can secure additional financing, the Company plans to continue completion of its remaining wells and evaluation of the undeveloped Erath and Comanche County acreage.

Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, and expenses. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary significantly from those estimates under different assumptions and conditions.

Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company's financial condition and results of operation. We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

Change in fiscal year

On August 4, 2005, Terax changed its fiscal year from December 31 to June 30.

Risk Factors Related to Concentration of Sales and Products

The Company's future financial condition and results of operations will depend upon prices received for its oil and natural gas and the costs of finding, acquiring, developing and producing reserves. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond the Company's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer product demand and the price and availability of alternative fuels.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. For certain of the Company's financial instruments, including prepaid expenses, deposits and advances to operators, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for long-term debt also approximate fair value because interest rates and terms offered to the Company are at current market rates.

Principles of Consolidation

The consolidated financial statements include the accounts of Terax Energy, Inc. and its subsidiaries. All significant intercompany transactions and balances associated with the consolidated operations have been eliminated.

Successful Efforts Accounting

Terax follows the successful efforts method to account for its crude oil and natural gas operations. Under this method of accounting, all costs associated with oil and gas lease acquisition costs, successful exploratory wells and all development wells are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves and proved reserves on a field basis. Unproved leasehold costs are capitalized pending the results of exploration efforts. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charged to expense when incurred.

Impairment of Properties

Terax reviews proved properties at the field level when management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. If the carrying amount of an asset exceeds the sum of the undiscounted estimated future net cash flows. The Company recognizes impairment expense equal to the difference between the carrying value and the fair value of the asset which is estimated to be the expected present value of future net cash flows from proved reserves, utilizing a risk-free rate of return. The Company cannot predict the amount of impairment charges that may be recorded in the future. Unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired.

Valuation of Property and Equipment

The Company follows the provisions of Statement of Financial Accounting Standards No. 144 Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 requires that the Company's long-lived assets, including its oil and gas properties, be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred. Impairment is recognized when the estimated undiscounted future net cash flows of the asset are less than its carrying value. Any such impairment is recognized based on the differences in the carrying value and estimated fair value of the impaired asset.

SFAS 144 provides for future revenue from the Company's oil and gas production to be estimated based upon prices at which management reasonably estimates such products will be sold. These estimates of future product prices may differ from current market prices of oil and gas. Any downward revisions to management's estimates of future production or product prices could result in an impairment of the Company's oil and gas properties in subsequent periods.

The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. During the fiscal year ended June 30, 2006 the Company recorded an impairment loss of $7,593,446 on proved oil gas reserves and exploration expenses related to unproved properties of $2,223,677.

Other Property and Equipment

Other property and equipment of the Company consists primarily of computer equipment, vehicles and furniture and fixtures, which are depreciated over estimated useful lives, ranging from three to seven years, on a straight-line basis. Repairs and maintenance are expensed as incurred while costs incurred that extend the useful life are capitalized.

Asset Retirement Obligations

The company follows the provisions of Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement

Obligations (SFAS No. 143). This accounting standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

Following is a reconciliation of the asset retirement obligation liability for the year ended June 30, 2006:

Asset retirement obligation at July 1, 2005	$-
Liabilities incurred	23,467
Liabilities settled	-
Accretion expense	932
Asset retirement obligation at June 30, 2006	$24,399

Revenue Recognition

The Company recognizes oil and natural gas revenue for its interest in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by the Company is not significantly different from the Company's share of production.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For fiscal 2006 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 requires that, when a company changes its accounting policies, the change must be applied retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. If the new rule allows cumulative effect treatment, it will take precedence over SFAS 154. This statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a significant impact on the Company’s financial position or its results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes (“FIN 48”). FIN 48, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity’s financial statements prior to their resolution with taxing authorities. The Company is required to adopt FIN 48 during the first quarter of fiscal 2008. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact, if any; this interpretation may have on its consolidated financial statements.

NOTE 2 – GOING CONCERN

Terax's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $23,107,656 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2006, all of which raise substantial doubt about Terax's ability to continue as a going concern.

Management's plans for Terax's continued existence include selling additional stock , sale assets or borrowing additional funds to pay current accounts payables, short-term debt, and overhead expenses. In addition, the Company will need to rasie additional capital for development of is properties or enter into joint ventures with other operators in order to execute its business plan..

Terax’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that Terax will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds.

Terax's inability to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – INCOME TAXES

The Company uses the liability method, where deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005 and 2004, the company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The valuation allowance increased by approximately $8 million during 2006. The cumulative net operating loss carry-forward is approximately $23 million at June 30, 2006, and will expire in the years 2025 through 2026.

At June 30, 2006 and 2005, deferred tax assets consisted of the following:

	2006	2005

Deferred tax assets
Net operating loss carry forward	$8,076,441	$19,932
Valuation allowance	(8,076,441)	(19,932)

Net deferred tax asset	$-	$-

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Company is accounting for the warrants associated with the sale of its common stock in the February 7, 2006 private placement, in accordance with SFAS 133 “Accounting for Derivative instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”. The accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the date of the sale of the common stock and at fair value as of each subsequent balance sheet date as a liability. At February 7, 2006 the proceeds were allocated between the common stock and the warrants. The allocation was based on the value of the common stock issued utilizing the closing price of the common stock on February 7, 2006 and the fair market value of the warrants as determined using the Black Scholes pricing model. The proceeds were allocated $7,099,291, to the fair value of the warrants and recorded as a liability, and the remaining $8,907,709 was allocated to the common stock. The allocated value of the common stock was recorded as $8,894,903 in additional paid in capital, and $12,806 in common stock. The Company is required to record the unrealized changes in fair value in subsequent periods as an adjustment to the current liability with unrealized changes in the fair value of the derivative reflected in the statement of operations as “(gain)/loss on derivative liabilities”. The Company estimates fair value using the Black Scholes option pricing model. This model requires the use of estimates such as the expected holding period, the expected future volatility of the Company’s common stock and the risk-free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities. The fair value of the warrants at February 7, 2006, was $27,045,484. The excess of the fair value of the warrants over the allocated purchase price was $19,946,193, of which $1,198,353 representing the fair value of the warrants issued to the placement agent was recorded as an equity issuance cost and is reflected in the balance sheet as a reduction to the paid in capital and the remaining $18,747,840 was recorded in the statement of operations as a loss on derivative liability. The significant assumptions used in the valuation were: the exercise price as noted above; Terax’s common stock price on February 7, 2006, which was $2.65; expected volatility of 79.92%; risk free interest rate of approximately 4.5%, and a term of 5 years. At June 30, 2006 the fair value of the warrants was again determined utilizing the Black Scholes valuation model. The fair value of the warrants at June 30, 2006 was $16,458,719. The significant assumptions used in the valuation were: the exercise price as noted above; Terax’s common stock price on June 30, 2006, which was $1.80; expected volatility of 79.22%; risk free interest rate of approximately 5.1%, and a term of four years and six months. The resulting unrealized change in fair value of $10,586,765 from February 7, 2006 to June 30, 2006 was recorded in the statement of operations as a gain on derivative liability resulting in a net loss on derivative liability for the period of $8,161,075.

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

On June 13, 2005, to facilitate our private placement offering, discussed below, Mr. Chester agreed to cancel 99,650,000 shares held by him. There were no additional terms with respect to such Mr. Chester’s agreement to cancel the 99,650,000 shares.

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

The holders of the stock and option grants discussed above have agreed to waive their rights to the stock and option grants since the 2006 Incentive Stock Plan was approved by the Company's shareholders. Upon the approval in May 2006 by shareholders owning a majority of the Company’s Stock, the holders waived their rights to the stock and option grants. In exchange for the waiver of their rights to the stock and option grants, the holders received stock grants pursuant to the 2006 Incentive Stock Plan, which is discussed below.

2006 Incentive Stock Plan

The 2006 Incentive Stock Plan has initially reserved 3,200,000 shares of common Stock for issuance. Under the 2006 Incentive Stock Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 or which are not intended to qualify as Incentive Stock Options there under. Under the 2006 Stock Incentive Plan, options, stock grants, or restricted stock may be granted to key employees, officers, directors or consultants of the Company, as provided in the 2006 Stock Incentive Plan.

On February 27, 2006, the Board of Directors approved certain stock grants to three employees, subject to the approval of shareholders of the Company. With respect to each of the following grants, 40% of such shares would be earned on January 1, 2007 and 60% would be earned on January 1, 2008.

Grantee	Position	Shares
Lawrence J. Finn	CEO and CFO	1,500,000
Sam M. Governale	VP Operations	250,000
Joyce Moore	Secretary	100,000

The Company’s 2006 Stock Incentive Stock Plan was approved by shareholders owning a majority of the Company’s stock in May 2006.

NOTE 5 – RELATED PARTY TRANSACTIONS

For the twelve months ended June 30, 2006, $379,586, of legal fees and reimbursable expenses, were incurred with a law firm in which a Director is a partner of the law firm.

For the twelve months ended June, 2006, fees totaling $175,115 were paid by the Company to a Director for services rendered in managing certain litigation matters.

NOTE 6 – NOTES PAYABLE

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

On May 12, 2006, the Company issued a promissory note in the principal amount of $2,500,000 to an investor. The Note bears interest at the rate of 12.5% per annum, payable on repayment of the Note. The Note is due on demand after December 31, 2006. In addition, interest in the amount of $125,000 is due and payable in 71,429 shares of the Company’s common stock at closing. The Note is secured by a security interest in all of the Company’s oil and gas leases and pipeline right of ways and easements in Erath County, Texas, as well as well and pipeline equipment and personal property, contracts and agreements, and production from the Company’s wells located on the leases. In the Event of Default, the holder of the note has the right but not the obligation to seek remedies for repayment of the notes including but not limited to foreclosure and sale of the secured assets.

NOTE 7 – CONTINGENCIES AND OBLIGATIONS

Leases

On December 8, 2005 the Company entered into a one (1) year lease for a field office in Stephenville, Texas, The office space has approximately 1,188 square feet, and rental is rate is approximately $1,300 per month. The Company has the right to renew the lease for up to two (2) years. On January 24, 2006 the Company signed a three (3) year office lease for approximately 2,893 square feet in Dallas, Texas. The month rental rate is $5,726 per month. The Stephenville lease expires December 31, 2006 and the Dallas lease expires January 31, 2009. The total rent expense for the fiscal year ended June 30, 2006 was $36,430.

Future minimum annual rental payments for these leases are as follow

Year ending June 30
2007	$76,512
2008	68,712
2009	40,082

$185,306

Registration Obligation

Subject to the terms of the registration rights agreement, the Company was required to file the registration statement with the Securities and Exchange Commission within 30 days of the closing, to use its best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933 (the “Act”) within 60 days following the closing date of the offering, or 120 days following the closing of the offering if the registration statement is reviewed by the Securities and Exchange Commission. In the event the registration statement is not filed or declared effective when due, the Company is obligated to pay the investors liquidated damages in the amount of 1.5% of the purchase price for each month in which the Company is in default.

The date the registration needed to become effective with the Securities and Exchange commission to avoid any registration penalty was June 7, 2006. However, the Company did not get the registration effective with the Securities and Exchange Commission until August 14, 2006. As a result the Company has incurred a total registration penalty of $536,783 of which $181,559 has been accrued as of June 30, 2006.

NOTE 8- SUBSEQUNT EVENTS

On July 20, 2006, an action was commenced in the District Court of Erath County, Texas, against the Company by Centex Pipeline Construction, Inc. for failure to pay for services performed, breach of contract and to foreclose on Plaintiff’s mechanic lien. The Complaint alleges that the Company and Centex entered into an agreement for to install certain components of a gas pipeline gathering system on the Company’s Mitchell Ranch property in Erath County, Texas. The Complaint further alleges that the Plaintiff completed work on June 5, 2006 and that the Company has failed to pay certain outstanding invoices. The Plaintiff’s have filed a mechanic’s lien to create a security interest against the gathering line and compressor station. The Plaintiff’s are seeking damages in the amount of $510,319 plus interest, attorney fees and entry of an Order of Sale directing the Sheriff to sell the property covered by the Plaintiff’s mechanic lien.

          Terax has filed a general denial and a Counterclaim and third-party claim for declaratory judgment in response to Centex’s petition and has requested discovery. A motion for summary judgment filed by Centex is pending.

          The Company plans to seek a settlement with Centex and its bank provided that the Company can be assured that no subcontractors will file liens on Terax’s property and that Terax has no risk of liability to Centex’s bank for not making all payments directly to the bank. Alternatively, the Company may ask the court to accept a payment of funds into the registry of the court in order to protect Terax from further liability and cost.

          On August 28, 2006, an action was commenced in the District Court of Travis County, Texas, against the Company, Andrew Hromyk and Starr County Energy, Inc. by Sam Warren and Tennessee Eastern Oil & Gas, Inc. for damages for breach of a personal services contract with the Plaintiffs or in the alternative, based upon the doctrine of quantum merit, for value of services which Plaintiff’s allegedly rendered to Defendants. The complaint alleges that in early 2006, Tennessee Eastern and Starr County entered into an agreement to purchase certain oil and gas properties located in Tennessee, which agreement was terminated. The complaint alleges that Hromyk continued discussions with Plaintiff Warren and indicated that a lawsuit filed against the Company by William Rhea was impeding the potential sale of the Tennessee property, at which point, Warren offered to assist with settling the William Rhea lawsuit. The complaint further alleged that Plaintiffs negotiated and mediated a settlement of the William Rhea lawsuit and that after the lawsuit was settled, the Defendants breached their agreement to purchase the Tennessee property for $5.7 million. The Plaintiffs are seeking a judgment against the Defendants in the amount of $5.7 million and attorneys fees and expenses and costs of court.

          By agreement with Plaintiff’s counsel, a response to the lawsuit is not due from Company. until November 6, 2006. The Company and the other Defendants believe that the allegations of the Plaintiffs are without merit and they are vigorously contesting the allegations made by the Plaintiffs in this lawsuit.

On September 22, 2006, an action was commenced in the District Court of Erath County, Texas, by Geosite, Inc. against the Company and Bill Chester for breach of contract and foreclosure of lien. The Plaintiff alleges that the Company has failed to pay for certain goods, merchandise or services sold to the Company. The Complaint is seeking $10,930 allegedly owed to the Plaintiff’s, attorney fees and an order of foreclosure of Plaintiff’s lien. The Company plans to respond to the Geosite lawsuit in a timely manner but plans to reach a settlement with Geosite in the near future provided funds are available.

On October 5, 2006, an action was commenced in the District Court of Erath County, Texas, by BJ Services Company, USA against the Company for breach of contract and foreclosure of lien. The Plaintiff alleges that the Company has failed to pay for certain goods, merchandise, or services sold to the Company. The Complaint is seeking $475,844.25 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien The Company plans to respond to the BJ Services lawsuit in a timely manner but plans to reach a settlement with BJ Services in the near future provided funds are available.

NOTE 9 - SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

All of our operations are directly related to oil and gas producing activities located in Texas.

Capitalized Costs Relating to Oil and Gas Producing Activities

June 30,	2006	2005
Proved oil and gas properties	$1,742,658	$-
Unproved oil and gas properties	9,587,310	1,471,601
Total capitalized costs	11,329,968	1,471,601
Less accumulated depreciation and depletion	(1,023,691)	-
Net Capitalized Costs	$10,306,277	$1,471,601

Costs Incurred in Oil and Gas Producing Activities

For the Fiscal Years Ended June 30,	2006	2005

Acquisition of proved properties	$-	$-
Acquisition of unproved properties	5,171,549	1,471,601
Development costs		-
Exploration costs	20,443,473	-
Asset retirement costs recognized according to SFAS No. 143	24,399	-

Total Costs Incurred	$25,639,421	$1,471,601

Results of Operations from Oil and Gas Producing Activities
For the Fiscal Years Ended June 30,	2006	2005

Oil and gas revenues	$148,636	$-
Production costs	(117,253)	-
Production taxes	(11,855)	-
Depreciation and Depletion	(1,023,691)	-

Results of operations before income taxes	(1,004,163)	-
Provision for income taxes	-	-

Results of Oil and Gas Producing Operations	$(1,004,163)	$-

Proved Reserves

Our proved oil and gas reserves have been estimated by independent petroleum engineers. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and gas properties; and changes in economic factors. Our proved reserves are summarized in the table below.

	Crude Oil and	Natural
	Natural Gas	Gas
	Liquids	Mcf
	Bbls.

Reserves at July 1, 2005	-	-
Extensions, discoveries and other additions	26,674	353,552
Revisions of prior estimates	-	-
Production	(461)	(20,407)

Reserves at June 30, 2006	26,213	333,145

Proved producing reserves	26,213	333,145

Standardized Measure

The standardized measure of discounted future net cash flows (standardized measure) and changes in such cash flows are prepared using assumptions required by the Securities and Exchange Commission. Such assumptions include the use of year-end prices for oil and gas and year-end costs for estimated future development and production expenditures to produce year-end estimated proved reserves. Discounted future net cash flows are calculated using a 10% rate.

As of June 30, 2006, estimated well abandonment costs, net of salvage, are deducted from the standardized measure using year-end costs. Such abandonment costs are recorded as a liability on the consolidated balance sheet, using estimated values of the projected abandonment date and discounted using a risk-adjusted rate at the time the well is drilled or acquired.

The standardized measure does not represent management's estimate of our future cash flows or the value of proved oil and gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, year-end prices used to determine the standardized measure of discounted cash flows, are influenced by seasonal demand and other factors, and may not be the most representative in estimating future revenues or reserve data.

Price and cost revisions are primarily the net result of changes in year-end prices, based on beginning of year reserve estimates. Quantity estimate revisions are primarily the result of the extended economic life of proved reserves and proved undeveloped reserve additions attributable to increased development activity.

The standardized measure of discounted estimated future net cash flows related to proved crude oil and natural gas reserves at June 30, 2006 and 2005 is as follows:

Standardized Measure of Discounted Future Cash Flows:

	2006	2005

Future cash inflows	$2,791,166	$-
Future production costs	(1,950,766)	-
Future development costs	-	-
Future income taxes	-	-

Future net cash flows	840,400	-
10% annual discount	(126,328)	-

Standardized measure of discounted net cash flows	$714,072	$-

The primary changes in the standardized measure of discounted estimated future net cash flows for the year ended June 30, 2006 and 2005 are as follows:

Changes in Standardized Measure of Discounted Future Cash Flows:

	2006	2005

Balance at July 1, 2005	$-	$-
Net changes in prices and production costs	-	-
Net changes in future development costs	-	-
Sales of oil and gas produced, net	(148,636)	-
Extensions, discoveries and other additions	862,708	-
Revisions of previous quantity estimates	-	-
Previously estimated development costs incurred	-	-
Net change in income taxes	-	-
Accretion of discount	-	-
Other	-	-

Balance at June 30, 2006	$714,072	$-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

          (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

          In connection with the completion of its audit of, and the issuance of its report on the financial statements of the Company for the year ended June 30, 2006, Malone & Bailey, PC identified a deficiency in our internal controls primarily relating to the accounting for certain derivative financial instruments. The adjustment relating to this item was detected in the audit process and has been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal controls in an effort to remediate this deficiency. Additional effort is needed to fully remedy this deficiency and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

          (b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

          Effective October 12, 2006, John Legg and Phillip Wylie submitted the resignation as Directors of the Company.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

Name	Age	Position

Lawrence J. Finn	61	President, Chief Executive Officer and Chief Financial Officer

Sam. M. Governale	55	Vice-President of Operations

Andrew Hromyk	39	Director

Stephen Cochennet	50	Director

David H. Pratt	56	Director

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

          Currently, our Directors are not compensated for their services, although their expenses in attending meetings are reimbursed. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors.

          Lawrence J. Finn was appointed Chief Financial Officer and Interim Chief Executive Officer of Terax on November 10, 2005 and on January 26, 2006 he was appointed Chief Executive Officer on a permanent basis. In addition, on April 19, 2006, Mr. Finn was appointed as our President. Mr. Finn was most recently vice president of finance and chief financial officer of Petrol Oil & Gas, a public natural gas company, from May through November 2005. From 2001 until 2005, Mr. Finn served as vice president of finance, then as project coordinator for shale projects for CDX Gas, LLC, a private natural gas company. Mr. Finn served as vice president and chief financial officer of The Wiser Oil Company from 1993 to 2000. Wiser was a New York Stock Exchange oil exploration and production company. Mr. Finn served in various other capacities in the oil and gas industry since 1973. Mr. Finn is a Certified Public Accountant and received a Bachelor of Business Administration degree from the University of Houston.

          Sam M. Governale was appointed Vice-President of Field Operations on September 29, 2005. From August, 2002 to August 2005 Mr. Governale served as production superintendent of Swift Energy Co. From March 2001 to August 2002 Mr. Governale served as quality, health, safety, and environment (QHSE) manager for Schlumberger Oilfield Services. From January 1990 to May 2000 Mr. Governale was operations manager for Baker Energy.

          Andrew Hromyk was appointed a member of the Board of Directors on October 31, 2005. For the past 10 years, Mr. Hromyk has been president of Century Capital Management Ltd.; an independent venture capital management firm hat makes strategic investments in the energy, wireless, and telecom sectors. Mr. Hromyk has been a director of several publicly traded companies, including WPCS International Inc.

          Stephen Cochennet was appointed a member of the Board of Directors on April 19, 2006. 1985 to 2002, Mr. Cochennet held executive positions with UtiliCorp United (Aquila) in Kansas City. His responsibilities included finance, administration, operations, human resources, corporate development, gas/energy marketing, and managing several new start- up subsidiaries. Prior to his experience at Aquila/UtiliCorp United, Mr. Cochennet served 6 years with the Federal Reserve System. Mr. Cochennet formed the CSC Group through which he supports a number of clients that include Fortune 500 corporations, international companies, gas/electric utilities, outsource service providers, as well as various start up organizations. The services provided include strategic planning, capital formation, corporate development, executive networking, and transaction structuring. He also serves on several advisory boards. Mr. Cochennet graduated from the University of Nebraska in Lincoln with a bachelor’s degree in economics and finance.

          David Pratt was appointed a member of the Board of Directors on April 19, 2006. Mr. Pratt has served in different capacities with Harvest Natural Resources, formerly Benton Oil and Gas Company, and most recently served as its Chief Financial Officer from 1989 through 1994 and from 2000 through 2001. Mr. Pratt also held various finance positions with Cincom Systems and Lawson Associates from 1986 through 1989. He also served in various positions with May Petroleum, Inc from 1982 through 1986 and with Arthur Andersen from 1974 through 1982. Mr. Pratt graduated from Texas Christian University with a Bachelor of Science degree and an MBA. Mr. Pratt is also a certified public accountant.

          Effective October 12, 2006, John Legg and Phillip Wylie submitted the resignation as Directors of the Company. In addition to being a Director John Legg was a member of the Compensation Committee.

Conflicts of Interest

          We believe that director Andrew Hromyk may be subject to conflict of interest. Mr. Hromyk’s conflict of interest may arise from the fact that he is a founding shareholder of Terax Energy, Inc.

ITEM 10. EXECUTIVE COMPENSATION

          The following table sets forth information with respect to the total compensation paid or accrued by us for the twelve months period ended June 30, 2006, six month period ended June 30, 2005 and the three years ended December 31, 2004 on behalf of each of our named executive officers during such periods.

SUMMARY COMPENSATION TABLE

		ANNUAL			LONG TERM COMPENSATION
		COMPENSATION
					Awards		Payouts	All
Position Name and Principal	Year	Salary	Bonus	Other	Restricted	Securities		other
		($)	($)	annual	stock	underlying	LTIP payouts	compen -
				compensation	award(s)	options/SARs	($)	sation ($)
				($)	($)	(#)

J. William Rhea IV (1)	2005 (2)	$93,454	Nil	Nil	Nil	Nil	Nil	Nil
Chief Executive Officer	2006	$48,958

Bill Chester (3)	2005 (2)	$7,500	Nil	Nil	Nil	Nil	Nil	Nil
President	2006	$37,500

Joseph Wilson (4)	2005 (2)	Nil
President	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2003	Nil

Lawrence J. Finn (5)	2006	$109,375	Nil	Nil	Nil	Nil	Nil	Nil
President, CEO and CFO

Richard C. Binz (6)	2006	$41,850	Nil	Nil	Nil	Nil	Nil	Nil
Controller and CAO

Sam M. Governale (7)	2006	$113,333	Nil	Nil	Nil	Nil	Nil	Nil
Vice President of Operations

(1)	Appointed Chief Executive Officer May 27, 2005 and terminated on October 31, 2005.
(2)	Six Month Period Ended June 30, 2005.
(3)	Appointed President March 22, 2005. Resigned as President and appointed as Vice President on May 27, 2005. Resigned as Vice President on October 1, 2005.
(4)	Resigned as President March 22, 2005.
(5)	Appointed Interim Chief Executive Office and Chief Financial Officer on November 10, 2005 and President and Chief executive Officer on January 29, 2006.
(6)	Appointed Controller and CAO on January 26, 2006 and resigned as Controller and CAO on August 25, 2006.

(7)	Appointed as Vice President of Operations on September 29, 2005.

During the years ended December 31, 2004 and 2003, we did not pay any compensation to our named executive officers.

Director Compensation

          Members of our Board of Director who are not otherwise employed by us will receive an annual compensation of $10,000 which will be paid in equal quarterly payments. In addition, each non-employee director will receive 25,000 shares of our common stock, 12,500 will be issued upon their appointment to the Board of Directors and 12,500 will be issued upon the first anniversary after joining the Board, which shares will be issued pursuant to the 2006 Terax Energy, Inc. Incentive Stock Plan.

          The Chairman of our Audit Committee will be paid an annual compensation of $10,000 which will be paid in equal quarterly payments. Each member of the Audit Committee will receive an annual compensation of $5,000 which will be paid in equal quarterly payments.

          Each member of our Board of Directors will be reimbursed for all reasonable out of pocket expenses incurred for travel to and from board and committee meetings and in the performance of his duties as a member of our Board of Directors.

Employment Agreements with Executive Officers

          On September 29, 2005, Sam M. Governale was appointed as our Vice President of Operations. Mr. Governale receives an annual salary of $160,000, subject to increases based on periodic performance reviews and customary benefits. In addition, we agreed to award to Mr. Governale options to acquire 500,000 shares of our common stock. On February 26, 2006, we agreed to issue 250,000 shares to Mr. Governale pursuant to our 2006 Incentive Stock Plan, subject to certain earn-in provisions, in exchange for the obligation to issue 500,000 options. We do not currently have a written agreement with Mr. Governale.

          On November 10, 2005, Lawrence J. Finn was appointed as our chief financial officer and interim chief executive officer. Mr. Finn receives an initial salary of $175,000 per year, together with customary benefits. In addition, we agreed to award to Mr. Finn 500,000 shares of our common stock. On February 26, 2006, we agreed to issue 1,500,000 shares to Mr. Finn pursuant to our 2006 Incentive Stock Plan, subject to certain earn-in provisions, in exchange for the obligation to issue 500,000 shares to him. We do not currently have a written agreement with Mr. Finn.

Audit Committee

          We have an audit committee comprised of Stephen Cochennet and David Pratt. The audit committee's responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors. The Audit Committee also prepares the Audit Committee report that is required pursuant to the rules of the SEC.

Compensation Committee

          We have a compensation committee comprised of Stephen Cochennet and David Pratt. The audit committee's responsibilities include: (i) develop guidelines and review the compensation and performance of officers of the company, (ii) making recommendations to the Board of Directors with respect to incentive compensation plans, (iii) develop managerial succession of the Company, (iv) review major organizational matters (v) review director compensation, (vi) annually review and reassess the adequacy of the charter. The Compensation Committee also prepares the Compensation Committee report that is required pursuant to the rules of the SEC

Benefit Plans

          We do not have a defined benefit, pension plan, profit sharing, or other retirement plan.

          On February 27, 2006, the Board of Directors adopted the 2006 Terax Energy, Inc. Incentive Stock Plan. In May 2006, we obtained the written consent of shareholders owning a majority of the Company’s stock to the Company’s 2006 Stock Incentive Stock Plan.

Description of the 2006 Terax Energy, Inc. Incentive Stock Plan

          The 2006 Incentive Stock Plan has initially reserved 3,200,000 shares of common Stock for issuance. Under the 2006 Incentive Stock Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options there under. In addition, direct grants of stock or restricted stock may be awarded.

          Purpose. The primary purpose of the 2006 Incentive Stock Plan is to attract and retain the best available personnel in order to promote the success of our business and to facilitate the ownership of our stock by employees and others who provide services to us.

          Administration. The 2006 Incentive Stock Plan is administered by our Board of Directors, as the Board of Directors may be composed from time to time. Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee of at least two members of the Board of Directors, and delegate to the committee the authority of the Board of Directors to administer the 2006 Incentive Stock Plan. Upon such appointment and delegation, the committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of the 2006 Incentive Stock Plan, subject to certain limitations.

          Eligibility. Under the 2006 Stock Incentive Plan, options may be granted to key employees, officers, directors or consultants of the Company, as provided in the 2006 Stock Incentive Plan.

          Terms of Options. The term of each option granted under the 2006 Incentive Stock Plan shall be contained in a stock option agreement between the optionee and Terax Energy and such terms shall be determined by the Board of Directors consistent with the provisions of the 2006 Stock Incentive Plan, including the following:

          (a) Purchase Price. The purchase price of the common stock subject to each incentive stock option shall not be less than the fair market value (as set forth in the 2006 Incentive Stock Plan), or in the case of the grant of an incentive stock option to a principal stockholder, not less that 110% of fair market value of such common stock at the time such option is granted. The purchase price of the common stock subject to each non-incentive stock option shall be determined at the time such option is granted, but in no case less than 85% of the fair market value of such common stock at the time such option is granted;

          (b) Vesting. The dates on which each option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such option is granted. All options or grants which include a vesting schedule will vest in their entirety upon a change of control transaction as described in the 2006 Incentive Stock Plan;

          (c) Expiration. The expiration of each option shall be fixed by the Board of Directors, in its discretion, at the time such option is granted; however, unless otherwise determined by the Board of Directors at the time such option is granted, an option shall be exercisable for ten years after the date on which it was granted, or five years for grants to certain executive officers. Each option shall be subject to earlier termination or repurchase as expressly provided in the 2006 Incentive Stock Plan or as determined by the Board of Directors, in its discretion, at the time such option is granted;

          (d) Transferability. No option shall be transferable, except by will or the laws of descent and distribution, and any option may be exercised during the lifetime of the optionee only by such optionee. No option granted under the 2006 Incentive Stock Plan shall be subject to execution, attachment or other process;

          (e) Option Adjustments. The aggregate number and class of shares as to which options may be granted under the 2006 Incentive Stock Plan, the number and class shares covered by each outstanding option and the exercise price per share thereof (but not the total price), and all such options, shall each be proportionately adjusted for any increase decrease in the number of issued common stock resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend; and

          (f) Termination, Modification, And Amendment. The 2006 Incentive Stock Plan (but not options previously granted under the plan) shall terminate ten years from the date of its adoption by the Board of Directors, and no option or shares shall be granted after termination of the 2006 Incentive Stock Plan. Subject to certain restrictions, the 2006 Incentive Stock Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Terax Energy present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Nevada.

          On February 27, 2006, the Board of Directors approved certain stock grants to four employees, subject to the approval of shareholders of Terax Energy. In May 2006, we obtained the written consent of shareholders owning a majority of the Company’s stock to the Company’s 2006 Stock Incentive Stock Plan. With respect to each of the following grants, 40% of such shares would be earned on January 1, 2007 and 60% would be earned on January 1, 2008.

Grantee	Position	Shares
Lawrence J. Finn	CEO and CFO	1,500,000
Sam M. Governale	VP Operations	250,000
Joyce Moore	Secretary	100,000

Indemnification Agreements

          On December 23, 2005, we entered into indemnification agreements with our then current officers and members of the Board of Directors. The agreements were unanimously approved by the Board of Directors and were deemed to be effective as of May 18, 2005.

Pursuant to the agreements, each indemnitee is indemnified to the fullest extent permitted by law for all judgments, penalties, fines, settlement amounts, costs, or expenses which they may incur as a result of or in connection with their service to Terax Energy.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth certain information regarding beneficial ownership of our common stock as of October 12, 2006.

  by each person who is known by us to beneficially own more than 5% of our common stock;
  by each of our officers and directors; and
  by all of our officers and directors as a group.
NAME AND ADDRESS	NUMBER OF SHARES	PERCENTAGE OF
OF OWNER (1)	BENEFICIALLY OWNED (2)	COMMON STOCK
		BENEFICIAL OWNED (3)

Lawrence J. Finn	1,500,000 (4)	2.48%

Sam M. Governale	250,000 (4)	0.41%

Andrew Hromyk	1,864,055 (5)	3.08%

Stephen Cochennet	12,500	0.02%

David Pratt	12,500	0.02%

Magnetar Capital Master Fund, Ltd.	7,400,000 (6)	9.9%

All Officers and Directors As a Group ( 7 persons)	3,639,055	6.0%

(1) The address for each named person is c/o Terax Energy, Inc., 13355 Noel Road, 1370 One Galleria Tower, Dallas, Texas 75240.

(2) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 12, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Based upon 60,591,529 shares outstanding on October 12, 2006.

(4) Subject to ratification by the Company’s stockholders and earn-in provisions. See “Executive Compensation”.

(5) Of which 289,910 shares are owned by a company owned by Mr. Hromyk and 1,574,145 are owned by Mr. Hromyk’s wife and for which Mr. Hromyk disclaims beneficial ownership.

(6) Such holder is contractually restricted to ownership of no more than 9.9% of the common stock then outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except as disclosed below, none of the following parties has in the last two fiscal years had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;

  Any person proposed as a nominee for election as a director;

  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

  Any of our promoters; or

  Any relative or spouse of any of the foregoing persons who has the same house as such person.

          On June 1, 2005, we acquired all of the issued and outstanding securities of Erath Energy Inc. from Holywell Technological Investments Ltd. and First Finance Limited. Bill Chester, one of our directors at the time of the acquisition, was also a director of Erath Energy Inc. First Finance Limited is controlled by Andrew Hromyk, who subsequently was appointed to our board of directors. First Finance Limited received 289,910 of the 1,590,000 shares issued.

ITEM 13. EXHIBITS

Exhibit No.	Document Description

3.1 (1)	Articles of Incorporation

3.1.1 (2)	Certificate of Change

3.1.2 (3)	Certificate of Name Change

3.1.3 (4)	Certificate of Change

3.1.4	Certificate of Correction

3.2 (1)	Bylaws

4.1 (5)	Specimen Stock Certificate

4.2 (5)	Specimen Warrant Certificated dated August 8, 2005.

10.1 (1)	Separation and Distribution Agreement dated October 18, 2001, between Desert Health Products, Inc. and Royal Phoenix

10.2 (1)	License, Manufacture and Distribution Agreement

10.3 (1)	Addendum to Separation and Distribution Agreement

10.4 (6)	Stock Purchase Agreement dated May 31, 2005 between Terax Energy, Inc., Holywell Technological Investments Ltd., and First Finance Limited.

10.5 (5)	Executive Employment Agreement between Terax Energy, Inc. and J. William Rhea, IV dated May 27, 2005.

10.6 (5)	Executive Employment Agreement between Terax Energy, Inc. and Bill Chester dated June 7, 2005.

10.7 (6)	Management Group Stock Pool Agreement between Terax Energy, Inc., J. William Rhea, IV, and Bill Chester dated for reference June 7, 2005.

10.8 (5)	Form of Subscription Agreement dated for reference June 13, 2005.

21.1 (5)	Subsidiaries of Terax Energy, Inc.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), Promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer and Chief Financial Officer)

99.1 (5)	Code of Ethics and Business Conduct of Officers, Directors, and Employees.

(1)	Incorporated by reference to same exhibit filed with the Company’s Form SB-2 filed with the SEC on October 26, 2001, SEC File No, 333-72230.
(2)	Incorporated by reference to same exhibit filed with the Company’s Form 8-K filed with the SEC on October 22, 2004, SEC File No, 333-72230.
(3)	Incorporated by reference to same exhibit filed with the Company’s Form 8-K filed with the SEC on March 28, 2005, SEC File No, 333-72230.
(4)	Incorporated by reference to same exhibit filed with the Company’s Form 8-K filed with the SEC on June 9, 2005, SEC File No, 333- 72230.
(5)	Incorporated by reference to same exhibit filed with the Company’s Form 10-KSB filed with the SEC on August 19, 2005, SEC File No. 333-72230
(6)	Incorporated by reference to same exhibit filed with the Company’s Form 8-K filed with the SEC on June 2, 2005, SEC File No, 333- 72230.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by Malone & Bailey, PC, as well as the fees charged by Malone & Bailey, PC for such services. In its review of non-audit service fees and its appointment of Malone & Bailey, PC as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining Malone & Bailey, PC’s independence. All of the services provided and fees charged by Malone & Bailey, PC in 2006 and 2005 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services rendered by Malone & Bailey, PC for the audit of our financial statements for the twelve month period ended June 30, 2006 are $42,131, and the aggregate fees billed by our predecessor auditors Beckstead and Watts for the twelve months ended June 30, 2006 were $1,450.

Audit-Related, Tax and Other Fees

There were no other fees billed by Malone & Bailey, PC or Beckstead and Watts for 2006 or 2005.

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

SIGNATURE	TITLE	DATE

/s/ Lawrence J. Finn	President, Chief Executive Officer	October 13, 2006
Lawrence J. Finn	and Chief Financial Officer

/s/ Andrew Hromyk	Director	October 13, 2006
Andrew Hromyk

/s/ Stephen Cochennet	Director	October 13, 2006
Stephen Cochennet

/s/ David Pratt	Director	October 13, 2006
David Pratt