Form 10QSB
period 2006-09-30
TERAX ENERGY, INC.
filed 2006-11-20
CIK 1143548

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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
(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   [ ] No [X]

As of November 17, 2006, the Company had 60,591,529 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [   ] No [X]

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending September 30, 2006

Terax Energy, Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30,	June 30,
	2006	2006
ASSETS
Current assets:
Cash	$174,849	$779,872
Prepaid expenses, and advances to operators	140,444	559,669
Total current assets	315,293	1,339,541
Property, Plant and Equipment:
Oil and natural gas properties, successful efforts method of accounting:
Proved properties, net of impairment	722,254	718,967
Unproved properties not being amortized, net of impairment	9,734,703	9,591,386
Pipeline and gathering system, net of accumulated depreciation of $345,783	5,671,420	5,767,339
Furniture and equipment, net of accumulated depreciation $33,619	115,345	128,083
Total property, plant and equipment	16,243,722	16,205,775
Other assets	12,471	12,471
Total Assets	$16,571,486	$17,557,787

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$6,011,346	$5,144,658
Accrued liabilities	713,444	436,586
Short term debt	2,500,000	2,500,000
Derivative ability	2,137,852	16,458,719
Total current liabilities	11,362,642	24,539,963
Asset retirement obligation	26,718	24,399
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000	-	-
shares authorized, zero shares issued and outstanding
Common stock, $0.001 par value, 300,000,000
shares authorized, 60,591,529 and 60,579,029 shares
issued and outstanding at September 30, 2006 and June 30, 2006	60,592	60,579
Additional paid-in capital	16,046,864	16,040,502
Accumulated deficit	(10,925,330)	(23,107,656)
Total stockholder's equity (deficit)	5,182,126	(7,006,575)
Total liabilities and stockholders' equity (deficit)	$16,571,486	$17,557,787

See accompanying notes to the consolidated financial statements.

Terax Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three-Months Ended
	September 30,
	2006	2005

Revenue	$189,139	$-

Expenses:
Lease operating expenses	319,559	-
Depreciation expense	200,127	-
Impairment of oil & gas properties	998,911	-
General and administrative expenses	732,559	506,189
Total expenses	2,251,156	506,189

Net operating loss	(2,062,017)	(506,189)

Other income (expense):
Dividend income	2,244	14,122
Interest (expense)	(78,767)	(1,110)
Gain on derivative liability	14,320,866	-
Other income (expenses)	14,244,343	13,012

Net income (loss)	$12,182,326	$(493,177)

Net income (loss) per share - basic and Fully iluted	$0.20	$(0.01)

Weighted average number of
common shares outstanding
basic and fully diluted	60,580,242	44,879,242

See accompanying notes to the consolidated financial statements.

Terax Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three-Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$12,182,326	$(493,177)
Adjustments to reconcile net income:
Shares issued for compensation	6,375	-
Asset retirement obligations	2,319	-
Depreciation, depletion and amortization	197,808	-
Impairment oil and gas properties	998,911	-
Unrealized gain on derivative liability	(14,320,866)	-
Changes in current assets and liabilities:
Decrease in prepaid expenses and advances to operators	419,225	49,339
Increase in accounts payable	(8,572)	-
Increase in accrued liabilities	277,281	106,079
Net cash provided used in operating activities	(245,193)	(337,759)

Cash flows from investing activities
Purchases of oil and gas leases	-	(2,213,484)
Investments in drilling and equipment	(305,696)	-
Investments in pipeline and gathering system	(54,134)	-
Net cash used in investing activities	(359,830)	(2,213,484)

Cash flows from financing activities
Proceeds from notes payable	-	325,000
Payments on notes payable	-	(325,000)
Issuance of common stock, net of offering cost	-	7,105,000
Net cash provided by financing activities	-	7,105,000

Net (decrease) increase in cash	(605,023)	4,553,757
Cash – beginning of period	779,872	16,614
Cash – ending of period	$174,849	$4,570,371

Supplemental disclosures:
Interest paid	$-	$1,110
Income taxes paid	$-	$-

See accompanying notes to the consolidated financial statements.

Terax Energy, Inc.

Notes to Unaudited Interim Financial Statements

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein are presented in accordance with United States generally accepted accounting principles, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended June 30, 2006 as reported in Form 10-KSB have been omitted.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of Terax for the period ended June 30, 2006 and notes thereto included in Terax’s Form 10-KSB.

Note 2 – Going Concern

Terax's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, Terax has accumulated losses aggregating to $10,925,330 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2006, all of which raise substantial doubt about Terax's ability to continue as a going concern.

Management's plans for Terax's continued existence include selling additional stock, the of sale assets, or borrowing additional funds to pay current accounts payable, short-term debt, and overhead expenses. In addition, Terax will need to raise additional capital for development of its properties or enter into joint ventures with other operators in order to execute its business plan.

Terax’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities, and obtain additional financing. There is no assurance that Terax will be able to generate sufficient cash from operations, sell additional shares of common stock, or borrow additional funds.

Terax's inability to obtain additional cash could have a material adverse effect on its financial position, results of operations, and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Stockholder’s Equity

Sale of Securities

On February 7, 2006, Terax entered into securities purchase agreements to sell to four institutional investors an aggregate of 12,805,600 shares of Terax’s common stock and warrants to purchase an additional 12,805,600 shares of common stock, for an aggregate purchase price of $16,007,000. The unit purchase price of the common stock and corresponding warrant was $1.25. The warrants are exercisable at an exercise price of $1.50 per share and expire on February 6, 2011. Terax has the right to require exercise of all of the warrants in the event that (i) a registration statement registering the resale of the warrants is then in effect and (ii) the volume weighted average trading price per share of Terax’s common stock for each of the previous thirty trading days is in excess of $2.50.

The aggregate commissions paid in connection with the February 7, 2006 private placement were approximately $862,120. In addition, warrants to purchase 574,120 shares of common stock, identical to those sold to the investors, except with an exercise price of $1.25 per share were issued to the placement agent. The pricing of the securities was agreed to with the lead institutional buyer in early January 2006 when Terax’s stock was trading in the $1.75 range and represents an approximate 30% discount to the market price at that time. The fair value of the warrants, as determined using the Black Scholes pricing model, issued to the placement agent was $1,198,353 and was recorded as an equity issuance cost and is reflected in the balance sheet as a reduction to paid-in capital.

With respect to the February 7, 2006 private placement, Terax also entered into registration rights agreements with the investors to register the resale of the shares of common stock sold in the offering and issuable upon exercise of the warrants. Subject to the terms of the registration rights agreement, Terax is required to file the registration statement with the Securities and Exchange Commission within 30 days of the closing, to use its best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933 (the “Act”) within 60 days following the closing date of the offering, or 120 days following the closing of the offering if the registration statement is reviewed by the Securities and Exchange Commission. In the event the registration statement is not filed or declared effective when due, Terax is obligated to pay the investors liquidated damages in the amount of 1.5% of the purchase price for each month in which Terax is in default.

Terax is accounting for the warrants associated with the sale of its common stock in the February 7, 2006 private placement in accordance with SFAS 133 “Accounting for Derivative instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”. The accounting treatment of these derivative financial instruments requires that Terax record the derivatives at their fair values as of the date of the sale of the common stock and at fair value as of each subsequent balance sheet date as a liability. At February 7, 2006 the proceeds were allocated between the common stock and the warrants. The allocation was based on the value of the common stock issued utilizing the closing price of the common stock on February 7, 2006 and the fair market value of the warrants as determined using the Black Scholes pricing model. The proceeds were allocated $7,099,291, to the fair value of the warrants and recorded as a liability, and the remaining $8,907,709 was allocated to the common stock. The allocated value of the common stock was recorded as $8,894,903 in additional paid in capital, and $12,806 in common stock. Terax is required to record the unrealized changes in fair value in subsequent periods as an adjustment to the current liability with unrealized changes in the fair value of the derivative reflected in the statement of operations as “(gain)/loss on derivative liabilities”. Terax estimates fair value using the Black Scholes option pricing model. This model requires the use of estimates such as the expected holding period, the expected future volatility of Terax’s common stock and the risk-free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities.

The fair value of the warrants at February 7, 2006, was $27,045,484. The excess of the fair value of the warrants over the allocated purchase price was $19,946,193, of which $1,198,353 representing the fair value of the warrants issued to the placement agent was recorded as an equity issuance cost and is reflected in the balance sheet as a reduction to the paid in capital and the remaining $18,747,840 was recorded in the statement of operations as a loss on derivative liability. The significant assumptions used in the valuation were: the exercise price as noted above; Terax’s common stock price on February 7, 2006, which was $2.65; expected volatility of 79.92%; risk free interest rate of approximately 4.5%, and aterm of 5 years. At September 30, 2006, the fair value of the warrants was again determined utilizing the Black Scholes valuation model.

The fair value of the warrants at September 30, 2006 was $2,137,852. The significant assumptions used in the valuation were: the exercise price as noted above; Terax’s common stock price on September 30, 2006, which was $0.40; expected volatility of 84.22%; risk free interest rate of approximately 4.6%, and a term of four years and four months. The resulting unrealized change in fair value of $14,320,866 from June 30, 2006 to September 30, 2006 was recorded in the statement of operations as a gain on derivative liability.

Securities Issued for Compensation

On September 21, 2006, Terax issued 12,500 shares of common stock to a former Director as compensation. The share price of the stock on September 21, 2006, was $0.51 per share and therefore $6,375 was recorded in equity and general and administrative expenses.

Note 4 – Oil and Gas Properties

Asset Retirement Obligations

Terax follows the provisions of Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). This accounting standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

Following is a reconciliation of the asset retirement obligation liability for the three months ended September 30, 2006:

Asset retirement obligation at July 1, 2006	$24,399
Liabilities incurred	-
Liabilities settled	-
Accretion expense	2,319
Asset retirement obligation at September 30, 2006	$26,718

Note 5– Other Obligations

Registration Obligation

Subject to the terms of the registration rights agreement Terax was required to file the registration statement with the Securities and Exchange Commission within 30 days of the closing, to use its best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933 (the “Act”) within 60 days following the closing date of the offering, or 120 days following the closing of the offering if the registration statement is reviewed by the Securities and Exchange Commission. In the event the registration statement is not filed or declared effective when due, Terax was obligated to pay the investors liquidated damages in the amount of 1.5% of the purchase price for each month in which Terax is in default.

The date the registration needed to become effective with the Securities and Exchange Commission to avoid any registration penalty was June 7, 2006. However, the registration statement was not declared effective until August 14, 2006. As a result Terax has incurred a total registration penalty of $536,783 which has been accrued as of September 30, 2006.

Litigation

On July 20, 2006, an action was commenced in the District Court of Erath County, Texas, against Terax by Centex Pipeline Construction, Inc. for failure to pay for services performed, breach of contract and to foreclose on Plaintiff’s mechanic lien. The Complaint alleges that Terax and Centex entered into an agreement for to install certain components of a gas pipeline gathering system on Terax’s Mitchell Ranch property in Erath County, Texas. The Complaint further alleges that the Plaintiff completed work on June 5, 2006 and that Terax has failed to pay certain outstanding invoices. The Plaintiff’s have filed a mechanic’s lien to create a security interest against the gathering line and compressor station. The Plaintiff’s are seeking damages in the amount of $510,319 plus interest, attorney fees and entry of an Order of Sale directing the Sheriff to sell the property covered by the Plaintiff’s mechanic lien.

Terax has filed a general denial and a Counterclaim and third-party claim for declaratory judgment in response to Centex’s petition and has requested discovery. A motion for summary judgment filed by Centex is pending.

Provided Terax can obtain the funds, it is our plan is to seek a settlement with Centex and it’s bank provided that Terax can be assured that no subcontractors will file liens on Terax’s property and that Terax has no risk of liability to Centex’s bank for not making all payments directly to the bank. Alternatively, Terax may ask the court to accept a payment of funds into the registry of the court in order to protect Terax from further liability and cost.

On August 28, 2006, an action was commenced in the District Court of Travis County, Texas, against Terax, Andrew Hromyk and Starr County Energy, Inc. by Sam Warren and Tennessee Eastern Oil & Gas, Inc. for damages for breach of a personal services contract with the Plaintiffs or in the alternative, based upon the doctrine of quantum merit, for value of services which Plaintiff’s allegedly rendered to Defendants. The complaint alleges that in early 2006, Tennessee Eastern and Starr County entered into an agreement to purchase certain oil and gas properties located in Tennessee, which agreement was terminated. The complaint alleges that Hromyk continued discussions with Plaintiff Warren and indicated that a lawsuit filed against Terax by William Rhea was impeding the potential sale of the Tennessee property, at which point, Warren offered to assist with settling the William Rhea lawsuit. The complaint further alleged that Plaintiffs negotiated and mediated a settlement of the William Rhea lawsuit and that after the lawsuit was settled, the Defendants breached their agreement to purchase the Tennessee property for $5.7 million. The Plaintiffs are seeking a judgment against the Defendants in the amount of $5.7 million and attorneys’ fees and expenses and costs of court.

On November 10, 2006, the plaintiff and the defendants met for negotiations and reached a settlement agreement subject to documentation. Terax will agree to pay $50,000 for settlement of all claims against Terax.

On September 22, 2006, an action was commenced in the District Court of Erath County, Texas, by Geosite, Inc. against Terax and Bill Chester for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $10,930 allegedly owed to the Plaintiff’s, attorney fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Geosite lawsuit in a timely manner but plans to reach a settlement with Geosite in the near future provided funds are available.

On October 3, 2006, an action was commenced in the District Court of Erath County, Texas, by Digital Mud Logging, LLC against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $11,200 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Digital Mud Logging, LLC lawsuit in a timely manner but plans to reach a settlement with Digital Mud in the near future provided funds are available

On October 5, 2006, an action was commenced in the District Court of Erath County, Texas, by BJ Services Company, USA against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $475,844 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the BJ Services lawsuit in a timely manner but plans to reach a settlement with BJ Services in the near future provided funds are available.

On November 3, 2006, Terax was notified that BJ Services filed a Motion for Summary Judgment with the court. A hearing for the motion has not been set.

On October 10, 2006, an action was commenced in the District Court of Erath County, Texas, by J.D. Fields & Company, Inc. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $305,216 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the J. D. Fields lawsuit in a timely manner but plans to reach a settlement with J.D. Fields in the near future provided funds are available

On October 18, 2006, an action was commenced in the District Court of Erath County, Texas, by Schlumberger Technology Corporation against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $49,287 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Schlumberger lawsuit in a timely manner but plans to reach a settlement with Schlumberger in the near future provided funds are available

On October 19, 2006, an action was commenced in the Precinct 3, Place 3, Justice of the Peace Court, Dallas County, Texas, by Riviera Finance of Texas, Inc. on behalf of NTX Roadrunner Transportation, LLC against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $3,938 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Riviera lawsuit in a timely manner but plans to reach a settlement with Riviera in the near future provided funds are available.

On October 19, 2006, an action was commenced in the District Court of Erath County, Texas, by Baker Hughes Oilfield Operations, Inc. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $55,523 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Baker Hughes lawsuit in a timely manner but plans to reach a settlement with Baker Hughes in the near future provided funds are available.

On October 26, 2006, an action was commenced in the District Court of Erath County, Texas, by Jay Mills Contracting, Inc. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $72,979 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Jay Mills lawsuit in a timely manner but plans to reach a settlement with Jay Mills in the near future provided funds are available.

On November 2, 2006, an action was commenced in the County Court at Law No.2, Dallas County, Texas, by Leam Drilling Systems, Inc. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $113,488 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien. Terax plans to respond to the Leam Drilling lawsuit in a timely manner but plans to reach a settlement with Leam Drilling in the near future provided funds are available.

On November 9, 2006, an action was commenced in the District Court of Erath County, Texas , by Red River Well Service, Ltd, Shale Tank Truck, LP, and Bell Supply I, LP (“the Plaintiff’s”) against Terax for breach of contract and foreclosure of lien. The Plaintiff’s alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $279,078 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien. Terax plans to respond to the Plaintiff’s lawsuit in a timely manner but plans to reach a settlement with Plaintiff’s in the near future provided funds are available.

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

We have consolidated mineral lease positions in both Erath and Comanche counties. Our current focus is on the development and production of our Erath County properties. However, we have begun the evaluation process of our Comanche County properties and expect to develop strategy for those leases and the value in them in the second half of 2006.

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

Results of Operations

First Quarter of 2007 Compared to First Quarter of 2006

The following overview provides a summary of key information concerning our financial results for the first quarter of our fiscal year ending June 30, 2007.

	Three Months	Three Months	Increase
	September 30,	September 30,	(Decrease)
	2006	2005
Revenue	$189,139	$-	$189,139

Expenses:
Lease operating expenses	319,559	-	319,559
Depletion and depreciation	200,127	-	200,127
Impairment of properties	998,911	-	998,911
General and administrative	732,559	506,189	226,370
Total expenses	2,251,156	506,189	1,744,967

Loss from operations	(2,062,017)	(506,189)	1,555,828

Other income (expense):
Dividend income	2,244	14,122	(11,878)
Interest expenses	(78,767)	(1,110)	(77,657)
Gain on derivative liability	14,320,866	-	14,320,866
Net income ( loss)	$12,182,326	$(493,177)	$12,675,503

Revenue

Total revenue for the first quarter of 2007 and 2006 was $189,139 and $0, respectively. Production on the Company’s properties did not begin until the fourth quarter of 2006.

Expenses

Operations on the Company’s oil and gas properties did not begin until the fourth quarter of 2006. Therefore the Company did not incur any lease operating, depletion and deprecation, and impairment expenses for the first quarter of 2006.

The general and administrative Expenses for the first quarter of 2007 as compared to the first quarter of 2006 were $732,559 and $506,189, respectively, for an increase of $226,370. The increase in general and administrative expenses is due to the accrual of registration rights penalty in the first quarter of $355,224 offset by a reduction in investor relations cost and professional fees.

Other Income (Expense)

Dividend income for the first quarter of 2007 and 2006 was $2,244 and $14,122, respectively, for a decrease of $11,878 which was the result of a decrease in funds available in an interest bearing account.

Interest expense for the first quarter of 2007 and 2006 was $78,767 and $1,110, respectively, for an increase of $77,657. During the first quarter of 2007 the outstanding debt was $2,500,000 compared to $325,000 in the first quarter of 2006. The rate of interest for the debt in the first quarter of 2007 was considerably higher than the interest on the debt in the first quarter of 2006.

The gain on derivative liability in the first quarter was $14,320,866. The Company had no gain or loss on derivative liability in the first quarter of 2006.

During the prior year, we evaluated the commercial viability of a portion of our property in Erath County. The four wells were deemed to be non-commercial which had a negative impact on the value of the wells drilled. During the first quarter, we recognized $72,567 in producing impairments and $926,344 in non-producing impairment of property.

Net Income

Our net income for the first quarter of 2007 was $12,182,326 compared to a net loss of $493,177 for the first quarter of 2006, for an increase of $12,675,503. Of the gain, $14,320,866 was attributable to non-cash income associated with a gain on derivative liability offset by $200,127 non-cash costs associated with depletion and deprecation expenses.

Liquidity and Capital Resources

As of September 30, 2006 we had a net working capital deficit of $11,047,349 compared to a net working capital deficit of $23,200,422 at year end June 30, 2006. If the non-cash derivative liability is not considered the working capital deficit would be $8,909,497 at September 30, 2006 and $6,741,703 at June 30, 2006. The $12,153,073 increase in our working capital position was primarily attributable to the decrease in derivative liability of $14,320,866 and a decrease in accounts payable of $8,572, offset by a decrease in prepaid expense and advances to operators of $419,225, and an increase in accrued liabilities of $277,281.

Net cash flow used in operations was $245,193 for the three months ended September 30, 2006. The primary use of cash in operating activities was to fund our net loss. Net cash used in investing activities for the three months was $359,830 and primarily consisted of an increase in investment in drilling and equipment of $305,696 and an investment in pipeline and gathering system of $54,134, compared to a $2,213,484 in purchases of oil and gas leases for the three months ended September 30, 2005.

There was no net cash provided by financing activities during the three months ended September 30, 2006, compared to $7,105,000 provided from the sale of stock for the three months ended September 30, 2005. The cash provided in the three months ended September 30, 2005 was from both equity and debt financings. From August 8, 2005 through September 14, 2005, the Company issued 739,000 Units at a price of $10.00 per Unit for gross proceeds to the Company of $7,390,000. Each Unit consisted of eight shares of our common stock (each a “Unit Share”) and four non-transferable share purchase warrants (each a “Unit Warrant”). Each Unit Warrant is exercisable into one share of our common stock (each a “Warrant Share”) at a price of $1.75. During the quarter ended September 30, 2005, the Company borrowed $325,000 bearing interest at 6% per annum. The note and $1,110 in interest was repaid during the quarter.

Our liquidity has continued to be adversely affected during the three months ended September 30, 2006, due to not being able to secure additional financing to fund the operations of the Company. Since the three months ended September 30, 2006 the Company has continued to seek financing for its operations but has been unsuccessful.

Satisfaction of our cash obligations for the next 12 months

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

          Our oil and gas properties have been shut-in until the Company can resolve its current working capital deficit. We have no significant history of earnings or cash flow from our operations. A critical component of our operating plan impacting our continued existence is to efficiently manage the costs associated with exploratory drilling efforts, our ability to obtain additional capital through additional equity and/or debt financing, and joint venture or working interest partnerships will also be important to our expansion plans. In the event we experience any significant problems assimilating acquired assets into our operations or cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations.

          We will need additional capital to proceed with the current phase of our operations and the continued field development of our Erath County properties.

          Over the next twelve months, our existing capital combined with cash flow from operations will not be sufficient to sustain operations and our planned expansion.

          We believe we will continue to incur operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development and production, particularly companies in the oil and gas industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition, and results of operations.

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

As of September 30, 2006, we had assets of $16,571,486, and $11,389,360 in liabilities, resulting in a stockholders’ equity of $5,182,126.

Significant changes in the number of employees

During the three month period ended September 30, 2006 there were reductions in the number of employees and full-time consultants. The number of employees were reduced from 4 to 3 and the numbers of full-time consultants were reduced from 6 to 2.

Our desired personnel structure could be divided into three broad categories: management and professional, administrative, and project field personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and work loads demand.

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

          Provided the Company can get the funds its our plan is to seek a settlement with Centex and its bank provided that the Company can be assured that no subcontractors will file liens on Terax’s property and that Terax has no risk of liability to Centex’s bank for not making all payments directly to the bank. Alternatively, the Company may ask the court to accept a payment of funds into the registry of the court in order to protect Terax from further liability and cost.

          On August 28, 2006, an action was commenced in the District Court of Travis County, Texas, against the Company, Andrew Hromyk and Starr County Energy, Inc. by Sam Warren and Tennessee Eastern Oil & Gas, Inc. for damages for breach of a personal services contract with the Plaintiffs or in the alternative, based upon the doctrine of quantum merit, for value of services which Plaintiff’s allegedly rendered to Defendants. The complaint alleges that in early 2006, Tennessee Eastern and Starr County entered into an agreement to purchase certain oil and gas properties located in Tennessee, which agreement was terminated. The complaint alleges that Hromyk continued discussions with Plaintiff Warren and indicated that a lawsuit filed against the Company by William Rhea was impeding the potential sale of the Tennessee property, at which point, Warren offered to assist with settling the William Rhea lawsuit. The complaint further alleged that Plaintiffs negotiated and mediated a settlement of the William Rhea lawsuit and that after the lawsuit was settled, the Defendants breached their agreement to purchase the Tennessee property for $5.7 million. The Plaintiffs are seeking a judgment against the Defendants in the amount of $5.7 million and attorneys’ fees and expenses and costs of court.

          On November 10, 2006, the plaintiff and the defendants met for negotiations and reached a settlement agreement subject to documentation. Terax will agree to pay $50,000 for settlement of all claims against Terax.

On September 22, 2006, an action was commenced in the District Court of Erath County, Texas, by Geosite, Inc. against the Company and Bill Chester for breach of contract and foreclosure of lien. The Plaintiff alleges that the Company has failed to pay for certain goods, merchandise, or services sold to the Company. The complaint is seeking $10,930 allegedly owed to the Plaintiff’s, attorney fees and an order of foreclosure of Plaintiff’s lien. The Company has responded to the Geosite lawsuit in a timely manner but plans to reach a settlement with Geosite in the near future provided funds are available.

On October 3, 2006, an action was commenced in the District Court of Erath County, Texas, by Digital Mud Logging, LLC against the Company for breach of contract and foreclosure of lien. The Plaintiff alleges that the Company has failed to pay for certain goods, merchandise, or services sold to the Company. The complaint is seeking $11,200 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien. The Company has responded to the Digital Mud Logging, LLC lawsuit in a timely manner but plans to reach a settlement with Digital Mud in the near future provided funds are available.

On October 5, 2006, an action was commenced in the District Court of Erath County, Texas, by BJ Services Company, USA against the Company for breach of contract and foreclosure of lien. The Plaintiff alleges that the Company has failed to pay for certain goods, merchandise, or services sold to the Company. The complaint is seeking $475,844 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien. The Company has responded to the BJ Services lawsuit in a timely manner but plans to reach a settlement with BJ Services in the near future provided funds are available.

On November 3, 2006, the Company was notified that BJ Services filed a Motion for Summary Judgment with the court. A hearing for the motion has not been set.

On October 10, 2006, an action was commenced in the District Court of Erath County, Texas, by J.D. Fields & Company, Inc. against the Company for breach of contract and foreclosure of lien. The Plaintiff alleges that the Company has failed to pay for certain goods, merchandise, or services sold to the Company. The complaint is seeking $305,216 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien. The Company has responded to the J. D. Fields lawsuit in a timely manner but plans to reach a settlement with J.D. Fields in the near future provided funds are available.

On October 18, 2006, an action was commenced in the District Court of Erath County, Texas, by Schlumberger Technology Corporation against the Company for breach of contract and foreclosure of lien. The Plaintiff alleges that the Company has failed to pay for certain goods, merchandise, or services sold to the Company. The complaint is seeking $49,287 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien. The Company has responded to the Schlumberger lawsuit in a timely manner but plans to reach a settlement with Schlumberger in the near future provided funds are available.

On October 19, 2006, an action was commenced in the Precinct 3, Place 3, Justice of the Peace Court, Dallas County, Texas, by Riviera Finance of Texas, Inc. on behalf of NTX Roadrunner Transportation, LLC against the Company for breach of contract and foreclosure of lien. The Plaintiff alleges that the Company has failed to pay for certain goods, merchandise, or services sold to the Company. The complaint is seeking $3,938 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien. The Company has responded to the Riviera lawsuit in a timely manner but plans to reach a settlement with Riviera in the near future provided funds are available

On October 19, 2006, an action was commenced in the District Court of Erath County, Texas, by Baker Hughes Oilfield Operations, Inc. against the Company for breach of contract and foreclosure of lien. The Plaintiff alleges that the Company has failed to pay for certain goods, merchandise, or services sold to the Company. The complaint is seeking $55,523 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien. The Company has responded to the Baker Hughes lawsuit in a timely manner but plans to reach a settlement with Baker Hughes in the near future provided funds are available.

On October 26, 2006, an action was commenced in the District Court of Erath County, Texas, by Jay Mills Contracting, Inc. against the Company for breach of contract and foreclosure of lien. The Plaintiff alleges that the Company has failed to pay for certain goods, merchandise, or services sold to the Company. The complaint is seeking $72,979 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien. The Company has responded to the Jay Mills lawsuit in a timely manner but plans to reach a settlement with Jay Mills in the near future provided funds are available.

On November 2, 2006, an action was commenced in the County Court at Law No.2, Dallas County, Texas, by Leam Drilling Systems, Inc. against the Company for breach of contract and foreclosure of lien. The Plaintiff alleges that the Company has failed to pay for certain goods, merchandise, or services sold to the Company. The complaint is seeking $113,488 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien. The Company plans to respond to the Leam Drilling lawsuit in a timely manner but plans to reach a settlement with Leam Drilling in the near future provided funds are available.

On November 9, 2006, an action was commenced in the District Court of Erath County, Texas , by Red River Well Service, Ltd, Shale Tank Truck, LP, and Bell Supply I, LP (“the Plaintiff’s”) against the Company for breach of contract and foreclosure of lien. The Plaintiff’s alleges that the Company has failed to pay for certain goods, merchandise, or services sold to the Company. The complaint is seeking $279,078 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien. The Company plans to respond to the Plaintiff’s lawsuit in a timely manner but plans to reach a settlement with Plaintiff’s in the near future provided funds are available.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Report the Company has not sold any securities not registered under the Securities Act which were not previously reported in Form 8-K filings made by the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d- 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

          In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAX ENERGY, INC.

Date: November 20, 2006	By:	/s/ Lawrence J. Finn
Lawrence J. Finn
President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)