Form 10QSB
period 2006-12-31
TERAX ENERGY, INC.
filed 2007-02-20
CIK 1143548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December, 31, 2006

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ____________to ______________

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

      Yes [x]    No [ ]

Indicate by check mark whether the registrant is a shell Terax (as defined in Rule 12b-2 of the Exchange Act).

      Yes [ ]    No [X]

As of February 19, 2007, Terax had 3,066,583 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

      Yes [ ]    No [X]

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending December 31, 2006

Terax Energy, Inc.
Consolidated Balance Sheet
(Unaudited)

	December 31,	June 30,
	2006	2006
ASSETS
Current assets:
Cash	$16,574	$779,872
Prepaid expenses, and advances to operators	-	559,669
Total current assets	16,574	1,339,541
Property, Plant and Equipment:
Oil and natural gas properties, successful efforts method of accounting:
Proved properties, net of accumulated depletion and impairment	724,220	718,967
Unproved properties not being amortized, net of impairment	9,847,317	9,591,386
Pipeline and gathering system, net of accumulated depreciation	5,537,117	5,767,339
Furniture and equipment, net of accumulated depreciation	75,509	128,083
Total property, plant and equipment	16,184,163	16,205,775
Other assets	12,471	12,471
Total assets	$16,213,208	$17,557,787

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$6,064,667	$5,144,658
Accrued liabilities	821,851	436,586
Short term debt	2,500,000	2,500,000
Derivative liability	84,821	16,458,719
Total current liabilities	9,471,339	24,539,963
Asset retirement obligation	24,539	24,399
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 250,000	-	-
shares authorized, zero shares issued and outstanding
Common stock, $0.001 par value, 15,000,000	3,030	3,029
shares authorized, 3,029,576 and 3,028,951 shares
issued and outstanding at December 31, 2006 and June 30, 2006
Additional paid-in capital	16,104,426	16,098,052
Accumulated deficit	(9,390,126)	(23,107,656)
Total stockholders' equity (deficit)	6,717,330	(7,006,575)
Total liabilities and stockholders' equity (deficit)	$16,213,208	$17,557,787

See accompanying notes to the consolidated financial statements.

Terax Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three-Months Ended		Six-Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Revenue	$-	$-	$189,139	$-

Expenses:
Depreciation and depletion expense	162,705	3,389	362,832	3,389
Impairment of oil and gas properties	-		998,911
General and administrative expenses	277,378	1,159,967	1,329,496	1,640,520
Total expenses	440,083	1,163,356	2,691,239	1,643,909

Net operating (loss)	(440,083)	(1,163,356)	(2,502,100)	(1,643,909)

Other income (expense):
Dividend income	977	16,817	3,262	30,939
Interest (expense)	(80,762)	(31,439)	(157,534)	(32,549)
Gain on derivative liability	2,053,031	-	16,373,897	-
Other	-	-	-	(25,635)
Other income (expense)	1,973,246	(14,622)	16,219,625	(27,245)

Net income (loss)	$1,533,163	$(1,177,978)	$13,717,525	$(1,671,154)

Basic and diluted net income (loss) per share	$0.51	$(0.45)	$4.53	$(0.65)

Weighted average number of
common shares outstanding
basic and diluted	3,029,576	2,603,850	3,029,295	2,560,261

See accompanying notes to the consolidated financial statements.

Terax Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six-Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$13,717,525	$(1,671,154)
Adjustments to reconcile net loss :
Shares issued for compensation	6,375	-
Asset retirement obligations	2,319	-
Depreciation, depletion and amortization	360,513	3,389
Impairment oil and gas properties	998,911	-
Write off of fixed assets	8,412
Unrealized gain on derivative liability	(16,373,897)	-
Changes in current assets and liabilities:
Increase and decrease in prepaid expenses and operator advances	559,669	(7,198)
Increase in accounts payable	44,749	294,288
Increase in accrued liabilities	383,515	904,222
Decrease in deposits	-	(1,020)
Net cash used in operating activities	(291,909)	(477,473)

Cash flows from investing activities
Reduction (purchases) of oil and gas leases	(255,929)	(3,719,296)
Investments in drilling and equipment	(162,377)	(5,084,659)
Investments in pipeline and gathering system	(70,533)	(665,777)
Investments in furniture and fixtures	-	(67,786)
Disposition of automobile	17,450	-
Net cash used in investing activities	(471,389)	(9,537,518)

Cash flows from financing activities
Proceeds from notes payable	-	4,425,000
Payments on notes payable	-	(325,000)
Issuance of common stock, net of offering cost	-	7,105,000
Net cash provided by financing activities	-	11,205,000

Net (decrease) increase in cash	(763,298)	1,190,009
Cash – beginning of period	779,872	16,614
Cash – ending of period	$16,574	$1,206,623

Supplemental disclosures:
Interest paid	$-	$1,144
Income taxes paid	$-	$-

See accompanying notes to the consolidated financial statements.

Terax Energy, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

     These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of Terax for the period ended June 30, 2006 and notes thereto included in Terax’s Form 10-KSB.

Note 2 – Going Concern

     Terax's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, Terax has accumulated losses aggregating to $9,376,195 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2006, all of which raise substantial doubt about Terax's ability to continue as a going concern.

     Management's plans for Terax's continued existence include selling additional stock, the sale of assets, or borrowing additional funds to pay current accounts payable, short-term debt, and overhead expenses. In addition, Terax will need to raise additional capital for development of its properties or enter into joint ventures with other operators in order to execute its business plan.

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

Note 3 – Stockholder’s Equity

Reverse stock split

     On January 29, 2007, a 1 to 20 (one to twenty) reverse split of Terax’s common shares was implemented which resulted in 3,066,583 outstanding common shares at February 20, 2007. The total authorized common and preferred shares were also adjusted which resulted in authorized shares of 15,000,000 and 250,000, respectively. All outstanding warrants were also adjusted on a 1 to 20 (one to twenty) ratio and the strike price was increased 20 (twenty) times the original strike price. All share and per share information has been retroactively restated in the consolidated financial statements to reflect the reverse stock split.

Terax was issued a new CUSIP number and a new quoted symbol of TEXG.

Sale of Securities

     On February 7, 2006, Terax entered into a series of securities purchase agreements to sell units consisting of common stock and warrants to four institutional investors an aggregate of 12,805,600 shares of Terax’s common stock and warrants to purchase an additional 12,805,600 shares of common stock, for an aggregate purchase price of $16,007,000. The unit purchase price of the common stock and corresponding warrant was $1.25 per unit. The warrants are exercisable at an exercise price of $1.50 per share and expire on February 6, 2011. Terax has the right to require exercise of all of the warrants in the event that (i) a registration statement registering the resale of the warrants is then in effect and (ii) the volume weighted average trading price per share of Terax’s common stock for each of the previous thirty trading days is in excess of $2.50 per share.

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

     Terax is accounting for the warrants associated with the sale of its common stock in the February 7, 2006 private placement in accordance with SFAS 133 “Accounting for Derivative instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Terax’s Own Stock”. The accounting treatment of these derivative financial instruments requires that Terax record the derivatives at their fair values as of the date of the sale of the common stock and at fair value as of each subsequent balance sheet date as a liability.

     At December 31, 2006 the fair value of the warrants was determined utilizing the Black Scholes valuation model. The fair value of the warrants at December 31, 2006 was $84,821. The significant assumptions used in the valuation were: the exercise price as noted above; Terax’s common stock price on December 31, 2006, which was $.065 per share; expected volatility of 84.42%; risk free interest rate of approximately 4.7%, and a term of four years and one month. The resulting unrealized change in fair value of $16,373,897 from June 30, 2006 to December 31, 2006 was recorded in the statement of operations as a gain on derivative liability resulting in a net gain on derivative liability for the period of $16,373,897.

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

     Following is a reconciliation of the asset retirement obligation liability as of December 31, 2006:

Asset retirement obligation at June 30, 2006	$ 24,399
Liabilities incurred	-
Liabilities settled	-

Accretion expense	140
Asset retirement obligation at December 31, 2006	$ 24,539

Note 5 – Note Payable

     On May 12, 2006, Terax issued a promissory note in the principal amount of $2,500,000 to an investor. The note bears interest at the rate of 12.5% per annum, payable on repayment of the Note. The Note is due on demand after December 31, 2006. In addition, interest in the amount of $125,000 is due and payable in 71,429 shares of Terax’s common stock at closing. The note is secured by a security interest in all of Terax’s oil and gas leases and pipeline right of ways and easements in Erath County, Texas, as well as well and pipeline equipment and personal property, contracts and agreements, and production from Terax’s wells located on the leases. In the Event of Default, the holder of the note has the right but not the obligation to seek remedies for repayment of the notes including but not limited to foreclosure and sale of the secured assets. During the six months ended December 31, 2006, Terax has accrued $157,534 in interest. The total interest accrued to date is $199,486. On January 19, 2007, Terax received a notice of default and a demand letter from the lender. See management’s plans to address this and other liquidity issues discussed in Note 2 above.

Note 6 – Other Obligations

Registration Obligation

     Subject to the terms of the registration rights agreement, Terax was required to file the registration statement with the Securities and Exchange Commission within 30 days of the closing, to use its best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933 (the “Act”) within 60 days following the closing date of the offering, or 120 days following the closing of the offering if the registration statement is reviewed by the Securities and Exchange Commission. In the event the registration statement is not filed or declared effective when due, Terax is obligated to pay the investors liquidated damages in the amount of 1.5% of the purchase price for each month in which Terax is in default.

     The date the registration needed to become effective with the Securities and Exchange Commission to avoid any registration penalty was June 7, 2006. However, Terax did not get the registration effective with the Securities and Exchange Commission until August 14, 2006. As a result Terax has incurred a total registration penalty of $536,783 which has been accrued as of December 31, 2006.

Litigation

     On July 20, 2006, an action was commenced in the District Court of Erath County, Texas, against Terax by Centex Pipeline Construction, Inc. for failure to pay for services performed, breach of contract and to foreclose on Centex’s mechanic lien. The Complaint alleges that Terax and Centex entered into an agreement to install certain components of a gas pipeline gathering system on Terax’s Mitchell Ranch property in Erath County, Texas. The Complaint further alleges that Centex completed work on June 5, 2006 and that Terax has failed to pay certain outstanding invoices. Centex has filed a mechanic’s lien to create a security interest against the gathering line and compressor station. Centex is seeking damages in the amount of $510,319 plus interest, attorney fees and entry of an Order of Sale directing the Sheriff to sell the property covered by Centex’s mechanic lien.

     On December 13, 2006, Centex obtained a judgment against Terax which provided that any payments to Centex were to be made to Centex and the bank which has an interest in Centex’s receivable from Terax. Provided Terax can get the funds it’s our plan is to seek a settlement with Centex and its bank.

     On August 28, 2006, an action was commenced in the District Court of Travis County, Texas, against Terax, Andrew Hromyk and Starr County Energy, Inc. by Sam Warren and Tennessee Eastern Oil & Gas, Inc. for damages for breach of a personal services contract with the Plaintiffs or in the alternative, based upon the doctrine of quantum merit, for value of services which Plaintiffs allegedly rendered to Defendants. The complaint alleges that in early 2006, Tennessee Eastern and Starr County entered into an agreement to purchase certain oil and gas properties located in Tennessee, which agreement was terminated. The complaint alleges that Hromyk continued discussions with Plaintiff Warren and indicated that a lawsuit filed against Terax by William Rhea was impeding the potential sale of the Tennessee property, at which point, Warren offered to assist with settling the William Rhea lawsuit. The complaint further alleged that Plaintiffs negotiated and mediated a settlement of the William Rhea lawsuit and that after the lawsuit was settled, the Defendants breached their agreement to purchase the Tennessee property for $5.7 million. The Plaintiffs are seeking a judgment against the Defendants in the amount of $5.7 million and attorneys’ fees and expenses and costs of court.

     On November 10, 2006, the Plaintiff and the Defendants met for negotiations and reached a settlement agreement subject to documentation. Terax will agree to pay $50,000 for settlement of all claims against Terax. To date the settlement has not been finalized and no payments have been made to the Plaintiff.

     On September 22, 2006, an action was commenced in the District Court of Erath County, Texas, by Geosite, Inc. against Terax and Bill Chester for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $10,930 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Geosite lawsuit in a timely manner but plans to reach a settlement with Geosite in the near future provided funds are available.

     On October 3, 2006, an action was commenced in the District Court of Erath County, Texas, by Digital Mud Logging, LLC against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $11,200 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Digital Mud Logging, LLC lawsuit in a timely manner but plans to reach a settlement with Digital Mud in the near future provided funds are available

     On October 5, 2006, an action was commenced in the District Court of Erath County, Texas, by BJ Services Company, USA against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $475,844 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the BJ Services lawsuit in a timely manner.

     On November 3, 2006, Terax was notified that BJ Services filed a Motion for Summary Judgment with the court. On December 7, 2006, the court issued an abstract of judgment in favor of BJ Services Company; Terax is plans to reach a settlement with BJ Services in the near future provided the funds are available.

     On October 10, 2006, an action was commenced in the District Court of Erath County, Texas, by J.D. Fields & Company, Inc. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $305,216 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the J. D. Fields lawsuit in a timely manner but plans to reach a settlement with J.D. Fields in the near future provided funds are available.

     On January 8, 2007, J.D. Fields filed a motion for a summary judgment with the court and hearing has been set for February 27, 2007.

     On October 18, 2006, an action was commenced in the District Court of Erath County, Texas, by Schlumberger Technology Corporation against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $49,288 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Schlumberger lawsuit in a timely manner but plans to reach a settlement with Schlumberger in the near future provided funds are available

     On October 19, 2006, an action was commenced in the Precinct 3, Place 3, Justice of the Peace Court, Dallas County, Texas, by Riviera Finance of Texas, Inc. on behalf of NTX Roadrunner Transportation, LLC against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $3,938 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. The court set a hearing on January 18, 2007, and on January 30, 2007, the court issued a default judgment. Terax plans to reach a settlement with Riviera in the near future provided funds are available.

     On October 19, 2006, an action was commenced in the District Court of Erath County, Texas, by Baker Hughes Oilfield Operations, Inc. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $55,523 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Baker Hughes lawsuit in a timely manner but plans to reach a settlement with Baker Hughes in the near future provided funds are available.

     On October 26, 2006, an action was commenced in the District Court of Erath County, Texas, by Jay Mills Contracting, Inc. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $72,979 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Jay Mills lawsuit in a timely manner but plans to reach a settlement with Jay Mills in the near future provided funds are available.

     On November 2, 2006, an action was commenced in the County Court at Law No.2, Dallas County, Texas, by Leam Drilling Systems, Inc. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $113,489 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax plans to respond to the Leam Drilling lawsuit in a timely manner but plans to reach a settlement with Leam Drilling in the near future provided funds are available. On December 21, 2006, the court set a non jury trial for June 19, 2007.

     On November 8, 2006, an action was commenced in the District Court of Erath County, Texas, by Ideal Energy Directional Drilling Services, Inc. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $52,500 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Ideal lawsuit in a timely manner but plans to reach a settlement with Ideal Energy Directional Drilling in the near future provided funds are available.

     On November 9, 2006, an action was commenced in the District Court of Erath County, Texas, by Red River Well Service, Ltd, Mercer Well Service, Basin Tool, Shale Tank Truck, LP, and Bell Supply I, LP (“the Plaintiffs”) against Terax for breach of contract and foreclosure of lien. The Plaintiffs alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $279,078 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiffs lien. Terax plans to respond to the Plaintiffs lawsuit in a timely manner but plans to reach a settlement with Plaintiffs in the near future provided funds are available.

     On December 5, 2006, an action was commenced in the County Court at Law No.2 in Midland County, Texas, by Alliance Drilling Fluids, LLC against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $18,890 allegedly owed to the Plaintiff, interest and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Alliance lawsuit in a timely manner, but plans to reach a settlement with Alliance Drilling Fluids in the near future provided funds are available.

     On December 10, 2006, an action was commenced in the District Court of Erath County, Texas, by Brett Construction Company, Inc. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $16,852 allegedly owed to the Plaintiff, interest attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Brett lawsuit in a timely manner but plans to reach a settlement with Brett Construction in the near future provided funds are available.

     On January 29, 2007, Brett Construction final a motion for summary judgment with the court but Terax plans to reach a settlement with Brett Construction in the near future provided funds are available.

     On December 26, 2006, an action was commenced in the District Court of Erath County, Texas, by Alamo Field Services, Inc. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $142,195 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Alamo lawsuit in a timely manner but plans to reach a settlement with Alamo Field Services in the near future provided funds are available.

     On January 3, 2007, an action was commenced in the District Court of Erath County, Texas, by Integrated Production Services, LLC. against Terax for breach of contract and foreclosure of its lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $200,800 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Integrated lawsuit in a timely manner but plans to reach a settlement with Integrated Production Services in the near future provided funds are available.

     On January 8, 2007, an action was commenced in the District Court of Erath County, Texas, by Mangum’s Oilfield Services, Inc. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $25,955 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Mangum’s lawsuit in a timely manner but plans to reach a settlement with Mangum’s Oilfield Services in the near future provided funds are available.

     On January 10, 2007, an action was commenced in the District Court of Erath County, Texas, by Lenward Caraway Enterprises, LLC. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $116,617 allegedly owed to the Plaintiff, interest, and attorney’s fees. Terax has responded to the Lenward Caraway lawsuit in a timely manner but plans to reach a settlement with Lenward Caraway in the near future provided funds are available.

     On January 29, 2007, an action was commenced in the District Court of Dallas County, Texas, by CDM Resources Management, Ltd. against Terax for breach of contract. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $73,601 allegedly owed to the Plaintiff, interest, and attorney’s fees. Terax plans to respond to CDM’s lawsuit in a timely manner but plans to reach a settlement with CDM Resources in the near future provided funds are available.

Note 7 – Subsequent Events

     On January 23, 2007, the Company issued a demand note in the principal amount of $500,000 (the “Note”) to Century Capital Management, Ltd., which is controlled by Andrew Hromyk a director of Terax Energy, Inc. The initial advance under the agreement was $100,000. The Note bears interest at prime rate plus three percent (3%) per annum, payable on repayment of the Note. The Note is due on demand by the lender. The Note is secured by a security interest in all of the Company’s oil and gas leases and pipeline right of ways and easements in Comanche County, Texas. In the Event of Default, the holder of the Note has the right, but not the obligation, to seek remedies for repayment of the Note including but not limited to foreclosure and sale of the secured assets.

On January 29, 2007, a 1 to 20 (one to twenty) reverse split of Terax’s common shares was implemented which resulted in 3,066,583 outstanding common shares at February 20, 2007. The total authorized common and preferred shares were also adjusted which resulted in authorized shares of 15,000,000 and 250,000, respectively. All outstanding warrants were also adjusted on a 1 to 20 (one to twenty) ratio and the strike price was increased 20 (twenty) times the original strike price.

Terax was issued a new CUSIP number and a new quoted symbol of TEXG.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Report on Form 10-KSB for the period ended June 30, 2006.

Overview and Outlook

We are an oil and gas exploration, development and production company. Our properties are located in the Fort Worth Basin. Our corporate strategy is to continue building value in Terax through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production. Our current focus is exploring the gas reserves located in the Barnett Shale formations of the Fort Worth Basin.

We have consolidated mineral lease positions in both Erath and Comanche counties. Our current focus is on the development and production of our Erath County properties. We have begun the evaluation process of our Comanche County properties but any further evaluation will require Terax to resolve its financial situation.

We may seek acquisition opportunities which compliment our current focus. We intend to fund our development activity primarily through proceeds from various private placements sufficient enough to evaluate our mineral leases.

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

Results of Operations

Second Quarter of 2007 Compared to Second Quarter of 2006

The following overview provides a summary of key information concerning our financial results for the second quarter of our fiscal year ending June 30, 2007.

	Three Months	Three Months	Increase
	December 31,	December 31,	(Decrease)
	2006	2005
Revenue	$-	$-	$-
Expenses:
Depletion and depreciation	162,705	3,389	159,316
Impairment of properties	-	-	-
General and administrative	277,378	1,159,967	(882,589)
Total expenses	440,083	1,163,356	(723,273)

(Loss) from operations	(440,083)	(1,163,356)	723,273

Other income (expense):
Dividend income	977	16,817	(15,840)
Interest expenses	(80,762)	(31,439)	(49,323)
Gain on derivative liability	2,053,031	-	2,053,031
Net Income( loss)	$1,533,163	$(1,177,978)	$2,711,141

Revenue

Terax had no revenue for the second quarter of fiscal 2007 and 2006. Production on Terax’s properties did not begin until the fourth quarter of 2006. In August and September 2006 Terax shut in all of its production due to its financial situation.

Expenses

Operations on Terax’s oil and gas properties did not begin until the fourth quarter of 2006 and all production was shut in during August and September 2006. Terax did not incur any lease operating, depletion and deprecation, and impairment expenses for the second quarter of 2006 and no lease operating expenses were incurred in second quarter of 2007.

General and administrative expenses for the second quarter of 2007 as compared to the second quarter of 2006 were $277,378 and $1,159,967, respectively, for a decrease of $882,589. The decrease in general and administrative expenses was primarily due to the severance expense of a former officer in the second quarter of 2006 of $817,740.

Other Income (Expense)

Dividend income for the second quarter of 2007 and 2006 was $977 and $16,817, respectively, for a decrease of $15,840 which was the result of a decrease in funds available in an interest bearing account.

Interest expense for the second quarter of 2007 and 2006 was $80,762 and $31,439, respectively, for an increase of $49,323. During the second quarter of 2007and 2006 the outstanding debt was $2,500,000 but the debt was outstanding for only part of the quarter in 2006. The rate of interest for the debt in the second quarter of 2007 and 2006 was the same.

The gain on derivative liability in the second quarter was $2,053,031. Terax had no derivative liability in the second quarter of 2006.

Net Income (Loss)

Our net income for the second quarter of 2007 was $1,533,163 compared to a net loss of $1,177,978 for the second quarter of 2006, for an increase in income of $2,711,141. Of this increase in income, $2,053,031 was attributable to non-cash gain associated with derivative liability offset by $166,604 non-cash cost associated with depletion and depreciation expenses.

First Six Months of 2007 Compared to First Six Months of 2006

The following overview provides a summary of key information concerning our financial results for the first six months of our fiscal year ending June 30, 2007.

	Six Months	Six Months	Increase
	December 31,	December 31,	(Decrease)
	2006	2005
Revenue	$189,139	$-	$189,139

Expenses:
Depletion and depreciation	362,832	3,389	359,443
Impairment of properties	998,911	-	998,911
General and administrative	1,329,496	1,640,520	(311,024)
Total expenses	2,691,239	1,643,909	1,047,330

(Loss) from operations	(2,502,100)	(1,643,909)	(858,191)

Other income (expense):
Dividend income	3,262	30,939	(27,677)
Interest expenses	(157,534)	(32,549)	(124,985)
Other	-	(25,635)	25,635
Gain on derivative liability	16,373,897	-	16,373,897

Net Income ( loss)	$13,717,525	$(1,671,154)	$15,388,679

Revenue

Total revenue for the first six months of 2007 and 2006 was $189,139 and $0, respectively. Production on the Company’s properties did not begin until the fourth quarter of 2006. In August and September 2006 Terax shut in all of its production due to its financial situation.

Expenses

Operations on the Company’s oil and gas properties did not begin until the fourth quarter of 2006. Therefore the Company did not incur any lease operating, depletion and deprecation, and impairment expenses for the first six months of 2006

General and administrative expenses for the first six months of 2007 as compared to the first six months of 2006 were $1,329,496 and $1,640,520, respectively, for a decrease of $311,024. The decrease in general and administrative expenses is due primarily to severance payment to a former officer in the first six months of 2006, which was offset by the accrual of registration rights penalty in the first six months of 2007 in the amount of $355,224.

Other Income (Expense)

Dividend income for the first six months of 2007 and 2006 was $3,262 and $30,939, respectively, for a decrease of $27,677 which was the result of a decrease in funds available in an interest bearing account.

Interest expense for the first six months of 2007 and 2006 was $157,534 and $32,549, respectively, for an increase of $124,985. During the first six months of 2007 and 2006 the outstanding debt was $2,500,000 but the debt was outstanding for only part of the quarter in 2006. The rate of interest for the debt in the first six months of 2007 was the same as the interest rate on the debt in the first six months of 2006.

The gain on derivative liability in the first quarter was $16,373,897. The Company had no derivative liability in the first six months of 2006.

Net Income (Loss)

Our net income for the first six months of 2007 was $13,717,525 compared to a net loss of $1,671,154 for the first six months of 2006, for an increase in the income of $15,388,679. Of this increase, $16,373,897 was attributable to non-cash income associated with derivative liability offset by $363,342 non-cash cost associated with depletion and depreciation expenses.

Liquidity and Capital Resources

          As of December 31, 2006 we had a net working capital deficit of $9,454,765 compared to a net working capital deficit of $23,200,422 at year end June 30, 2006. If the non-cash derivative liability is not considered, the working capital deficit would be $9,369,944 at December 31, 2006 and $6,741,703 at June 30, 2006. The $2,628,241 increase in our working capital position was primarily attributable to the decrease in derivative liability of $16,373,897, offset by a decrease in prepaid expense and advances to operators of $559,669, an increase in accounts payable of $44,749 and an increase in accrued liabilities of $383,515.

          Net cash flow used in operations was $291,909 for the six months ended December 31, 2006. The primary use of cash in operating activities was to fund our net loss. Net cash used in investing activities for the six months was $471,389 and primarily consisted of an increase in purchases of oil and gas leases of $255,929, an increase in investment in drilling and equipment, and an investment in pipeline and gathering system of $232,910, compared to $9,537,518 in purchases of oil and gas leases, drilling and equipment; and pipeline and gathering for the six months ended December 31, 2005.

          There was no net cash provided by financing activities during the six months ended December 31, 2006, compared to $11,205,000 provided from the sale of stock for the six months ended December 31, 2005. The cash provided in the six months ended December 31, 2005 was from both equity and debt financings. From August 8, 2005 through September 14, 2005, Terax issued 739,000 Units at a price of $10.00 per Unit for gross proceeds to Terax of $7,390,000. Each Unit consisted of eight shares of our common stock (each a “Unit Share”) and four non-transferable share purchase warrants (each a “Unit Warrant”). Each Unit Warrant is exercisable into one share of our common stock (each a “Warrant Share”) at an exercise price of $1.75 per share. During the six months ended December 31, 2005, Terax borrowed $325,000 bearing interest at 6% per annum and $4,100,000 bearing interest at 12.5% per annum. The notes had interest of $32,549 during the first six months of 2006. In May 2006, Terax borrowed $2,500,000 which was still outstanding at December 31, 2006. The interest rate on the $2,500,000 is 12.5% per annum and the note had accrued interest of $157,534 at December 31, 2006. On January 19, 2007, Terax received notice of default from the lender and a demand for payment.

          Our liquidity has continued to be adversely affected during the six months ended December 31, 2006, due to not being able to secure additional financing to fund the operations of Terax. Since the December 31, 2006 Terax has continued to seek financing for its operations but has been unsuccessful.

Satisfaction of our cash obligations for the next 12 months

          Our current capital resources, together with our expected cash flow from operations, are not sufficient to continue and maintain our operations (including resolution of amounts relating to pending litigation discussed elsewhere in this document) over the course of the next twelve months. If Terax does not secure additional financing in the near term it will be forced to seek other alternatives including the sale of assets to repay its current creditors. This includes resources for the payment of our anticipated overhead expenses and current liabilities. If Terax is successful in securing sufficient capital to repay its creditors, it will need additional capital to continue its operations and evaluate its properties. We would, therefore, continue to seek to raise capital over the next 12 months as we attempt to finance the development of our existing projects and in order to fund our future growth and exploration activities. This may take the form of either debt-based financing, or sale of equity securities. If we are unable to obtain additional funds when we need them or if we cannot obtain funds on terms favorable to us, we may need to delay, scale back, or eliminate plans for further development efforts.

          Our oil and gas properties have been shut-in until Terax can resolve its current working capital deficit. We have no significant history of earnings or cash flow from our operations. A critical component of our operating plan impacting our continued existence is to efficiently manage the costs associated with exploratory drilling efforts, our ability to obtain additional capital through additional equity and/or debt financing, and joint venture or working interest partnerships will also be important to our expansion plans. In the event we experience any significant problems assimilating acquired assets into our operations or cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations.

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

          All of the leases purchased by Terax are paid up oil and gas leases which do not require future payments. If we begin production of oil or natural gas on a lease before the end of the primary lease term, we may retain that lease without additional cost. If production is established, we are required to pay the leaseholder a portion of the oil or gas production as “royalty payments” which range from 16.66% to 21.5% . If production is not established during the primary term of the lease, in most cases, we have the right but not the obligation to extend the lease for an additional 2 years in Erath and an additional 3 years in Comanche by making an additional lump sum payment to the leaseholder, as provided for in each lease. If oil and gas production is not established within the additional two years period, the lease is returned to the leaseholder and we have no additional rights to the lease.

As of December 31, 2006, we had assets of $16,213,208, and $9,471,339 in liabilities, resulting in a stockholders’ equity of $6,717,330.

Significant changes in the number of employees

During the six month period ended December 31, 2006, there were reductions in the number of employees and full-time consultants. The number of employee has been reduced from 4 to 2 and the numbers of full-time consultants were reduced from 6 to none.

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

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions, and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in our Annual Report. We have outlined below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     On July 20, 2006, an action was commenced in the District Court of Erath County, Texas, against Terax by Centex Pipeline Construction, Inc. for failure to pay for services performed, breach of contract and to foreclose on Plaintiff’s mechanic lien. The Complaint alleges that Terax and Centex entered into an agreement for to install certain components of a gas pipeline gathering system on Terax’s Mitchell Ranch property in Erath County, Texas. The Complaint further alleges that the Plaintiff completed work on June 5, 2006 and that Terax has failed to pay certain outstanding invoices. The Plaintiff’s has filed a mechanic’s lien to create a security interest against the gathering line and compressor station. The Plaintiff’s is seeking damages in the amount of $510,319 plus interest, attorney fees and entry of an Order of Sale directing the Sheriff to sell the property covered by the Plaintiff’s mechanic lien.

     On December 13, 2006, Centex obtained a judgment against Terax which provided that any payments to Centex were to be made to Centex and the bank which has an interest in Centex’s receivable from Terax. Provided Terax can get the funds it’s our plan is to seek a settlement with Centex and its bank.

     On August 28, 2006, an action was commenced in the District Court of Travis County, Texas, against Terax, Andrew Hromyk and Starr County Energy, Inc. by Sam Warren and Tennessee Eastern Oil & Gas, Inc. for damages for breach of a personal services contract with the Plaintiffs or in the alternative, based upon the doctrine of quantum merit, for value of services which Plaintiffs allegedly rendered to Defendants. The complaint alleges that in early 2006, Tennessee Eastern and Starr County entered into an agreement to purchase certain oil and gas properties located in Tennessee, which agreement was terminated. The complaint alleges that Hromyk continued discussions with Plaintiff Warren and indicated that a lawsuit filed against Terax by William Rhea was impeding the potential sale of the Tennessee property, at which point, Warren offered to assist with settling the William Rhea lawsuit. The complaint further alleged that Plaintiffs negotiated and mediated a settlement of the William Rhea lawsuit and that after the lawsuit was settled, the Defendants breached their agreement to purchase the Tennessee property for $5.7 million. The Plaintiffs are seeking a judgment against the Defendants in the amount of $5.7 million and attorneys’ fees and expenses and costs of court.

     On November 10, 2006, the Plaintiff and the Defendants met for negotiations and reached a settlement agreement subject to documentation. Terax will agree to pay $50,000 for settlement of all claims against Terax. To date the settlement has not been finalized and no payments have been made to the Plaintiff.

     On September 22, 2006, an action was commenced in the District Court of Erath County, Texas, by Geosite, Inc. against Terax and Bill Chester for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $10,930 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Geosite lawsuit in a timely manner but plans to reach a settlement with Geosite in the near future provided funds are available.

     On October 3, 2006, an action was commenced in the District Court of Erath County, Texas, by Digital Mud Logging, LLC against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $11,200 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Digital Mud Logging, LLC lawsuit in a timely manner but plans to reach a settlement with Digital Mud in the near future provided funds are available

     On October 5, 2006, an action was commenced in the District Court of Erath County, Texas, by BJ Services Company, USA against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $475,844 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the BJ Services lawsuit in a timely manner.

     On November 3, 2006, Terax was notified that BJ Services filed a Motion for Summary Judgment with the court. On December 7, 2006, the court issued an abstract of judgment in favor of BJ Services Company; Terax is plans to reach a settlement with BJ Services in the near future provided the funds are available.

     On October 10, 2006, an action was commenced in the District Court of Erath County, Texas, by J.D. Fields & Company, Inc. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $305,216 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the J. D. Fields lawsuit in a timely manner but plans to reach a settlement with J.D. Fields in the near future provided funds are available.

     On January 8, 2007, J.D. Fields filed a motion for a summary judgment with the court and hearing has been set for February 27, 2007.

     On October 18, 2006, an action was commenced in the District Court of Erath County, Texas, by Schlumberger Technology Corporation against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $49,288 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Schlumberger lawsuit in a timely manner but plans to reach a settlement with Schlumberger in the near future provided funds are available

     On October 19, 2006, an action was commenced in the Precinct 3, Place 3, Justice of the Peace Court, Dallas County, Texas, by Riviera Finance of Texas, Inc. on behalf of NTX Roadrunner Transportation, LLC against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $3,938 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Riviera lawsuit in a timely manner but plans to reach a settlement with Riviera in the near future provided funds are available. The court set a hearing on January 18, 2007, and on January 30, 2007, the court issued a default judgment.

     On October 19, 2006, an action was commenced in the District Court of Erath County, Texas, by Baker Hughes Oilfield Operations, Inc. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $55,523 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Baker Hughes lawsuit in a timely manner but plans to reach a settlement with Baker Hughes in the near future provided funds are available.

     On October 26, 2006, an action was commenced in the District Court of Erath County, Texas, by Jay Mills Contracting, Inc. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $72,979 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Jay Mills lawsuit in a timely manner but plans to reach a settlement with Jay Mills in the near future provided funds are available.

     On November 2, 2006, an action was commenced in the County Court at Law No.2, Dallas County, Texas, by Leam Drilling Systems, Inc. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $113,489 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax plans to respond to the Leam Drilling lawsuit in a timely manner but plans to reach a settlement with Leam Drilling in the near future provided funds are available. On December 21, 2006, the court set a non jury trial for June 19, 2007.

     On November 8, 2006, an action was commenced in the District Court of Erath County, Texas, by Ideal Energy Directional Drilling Services, Inc. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $52,500 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Ideal lawsuit in a timely manner but plans to reach a settlement with Ideal Energy Directional Drilling in the near future provided funds are available.

     On November 9, 2006, an action was commenced in the District Court of Erath County, Texas, by Red River Well Service, Ltd, Mercer Well Service, Basin Tool, Shale Tank Truck, LP, and Bell Supply I, LP (“the Plaintiffs”) against Terax for breach of contract and foreclosure of lien. The Plaintiffs alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $279,078 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiffs lien. Terax plans to respond to the Plaintiffs lawsuit in a timely manner but plans to reach a settlement with Plaintiffs in the near future provided funds are available.

     On December 5, 2006, an action was commenced in the County Court at Law No.2 in Midland County, Texas, by Alliance Drilling Fluids, LLC against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $18,890 allegedly owed to the Plaintiff, interest and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Alliance lawsuit in a timely manner, but plans to reach a settlement with Alliance Drilling Fluids in the near future provided funds are available.

     On December 10, 2006, an action was commenced in the District Court of Erath County, Texas, by Brett Construction Company, Inc. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $16,852 allegedly owed to the Plaintiff, interest attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Brett lawsuit in a timely manner but plans to reach a settlement with Brett Construction in the near future provided funds are available.

     On January 29, 2007, Brett Construction final a motion for summary judgment with the court but Terax plans to reach a settlement with Brett Construction in the near future provided funds are available.

     On December 26, 2006, an action was commenced in the District Court of Erath County, Texas, by Alamo Field Services, Inc. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $142,195 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Alamo lawsuit in a timely manner but plans to reach a settlement with Alamo Field Services in the near future provided funds are available.

     On January 3, 2007, an action was commenced in the District Court of Erath County, Texas, by Integrated Production Services, LLC. against Terax for breach of contract and foreclosure of its lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $200,800 allegedly owed to the Plaintiff, interest, and attorney’s fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Integrated lawsuit in a timely manner but plans to reach a settlement with Integrated Production Services in the near future provided funds are available.

     On January 8, 2007, an action was commenced in the District Court of Erath County, Texas, by Mangum’s Oilfield Services, Inc. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $25,955 plus interest and allegedly owed to the Plaintiff’s attorney fees and an order of foreclosure of Plaintiff’s lien. Terax has responded to the Mangum’s lawsuit in a timely manner but plans to reach a settlement with Mangum’s Oilfield Services in the near future provided funds are available.

     On January 10, 2007, an action was commenced in the District Court of Erath County, Texas, by Lenward Caraway Enterprises, LLC. against Terax for breach of contract and foreclosure of lien. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $116,617 allegedly owed to the Plaintiff, interest, and attorney’s fees. Terax has responded to the Lenward Caraway lawsuit in a timely manner but plans to reach a settlement with Lenward Caraway in the near future provided funds are available.

     On January 29, 2007, an action was commenced in the District Court of Dallas County, Texas, by CDM Resources Management, Ltd. against Terax for breach of contract. The Plaintiff alleges that Terax has failed to pay for certain goods, merchandise, or services sold to Terax. The complaint is seeking $73,601 allegedly owed to the Plaintiff, interest, and attorney’s fees. Terax plans to respond to CDM’s lawsuit in a timely manner but plans to reach a settlement with CDM Resources in the near future provided funds are available.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Report Terax has not sold any securities not registered under the Securities Act which were not previously reported in Form 8-K filings made by Terax.

Item 3. Defaults Upon Senior Securities.

On May 12, 2006, Terax issued a promissory note in the principal amount of $2,500,000 (the “Note”) to an investor. The Note bears interest at the rate of 12.5% per annum, payable on repayment of the Note. The Note is due on demand after December 31, 2006. In addition, interest in the amount of $125,000 is due and payable in 71,429 shares of Terax’s common stock at closing. The Note is secured by a security interest in all of Terax’s oil and gas leases and pipeline right of ways and easements in Erath County, Texas, as well as well and pipeline equipment and personal property, contracts and agreements, and production from Terax’s wells located on the leases. In the Event of Default, the holder of the note has the right but not the obligation to seek remedies for repayment of the notes including but not limited to foreclosure and sale of the secured assets. During the six months ended December 31, 2006, Terax has accrued $157,534 in interest. The total interest accrued to date is $199,486. On January 19, 2007, Terax received notice of default from the lender and a demand for payment.

Item 4. Submission of Matters to a Vote of Security Holders.

None

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

TERAX ENERGY, INC.

Date: February 20, 2007	By:	/s/ Lawrence J. Finn
Lawrence J. Finn
President and Chief Executive Officer (Principal
Executive Officer) and Chief Financial Officer
(Principal Financial Officer)