Form 10QSB
period 2007-03-31
TERAX ENERGY, INC.
filed 2007-05-15
CIK 1143548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March, 31, 2007

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
Yes [   ] No [X]

As of May 15, 2007, Terax had 3,685,256 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [   ] No [X]

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending March 31, 2007

Terax Energy, Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31,	June 30,
	2007	2006

ASSETS

Current assets:
Cash	$10,647	$779,872
Prepaid expenses, and advances to operators	3,576	559,669
Total current assets	14,223	1,339,541

Property, Plant and Equipment:
Oil and natural gas properties, successful efforts method of accounting:
Proved properties, net of accumulated depletion and impairment	724,220	718,967
Unproved properties not being amortized, net of impairment	9,843,838	9,591,386
Pipeline and gathering system, net of accumulated depreciation	5,386,277	5,767,339
Furniture and equipment, net of accumulated depreciation	73,199	128,083
Total property, plant and equipment	16,027,534	16,205,775

Other assets	12,471	12,471
Total assets	$16,054,228	$17,557,787

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expense	$6,065,311	$5,144,658
Accrued liabilities	1,010,821	436,586
Short term debt	2,600,000	2,500,000
Derivative liability	47,299	16,458,719
Total current liabilities	9,723,431	24,539,963

Asset retirement obligation	24,539	24,399

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 250,000	-	-
shares authorized, zero shares issued and outstanding
Common stock, $0.001 par value, 15,000,000	3,067	3,029
shares authorized, 3,066,583 and 3,028,951 shares
issued and outstanding at March 31, 2007 and June 30, 2006
Additional paid-in capital	16,151,009	16,098,052
Accumulated deficit	(9,847,818)	(23,107,656)

Total stockholders' equity (deficit)	6,306,258	(7,006,575)

Total liabilities and stockholders' equity (deficit)	$16,054,228	$17,557,787

See accompanying notes to the consolidated financial statements.

Terax Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenue	$-	$-	$189,139	$-

Expenses:
Depreciation and depletion expense	151,131	7,475	513,963	10,864
Impairment of oil and gas properties	-	-	998,911	-
General and administrative expenses	244,437	832,228	1,573,933	2,472,748
Total expenses	395,568	839,703	3,086,807	2,483,612

Net operating (loss)	(395,568)	(839,703)	(2,897,668)	(2,483,612)

Other income (expense):
Dividend income	-	43,902	3,262	74,841
Interest (expense)	(99,645)	(460,702)	(257,179)	(493,251)
Gain (loss) on derivative liability	37,522	(18,535,627)	16,411,419	(18,535,627)
Other	-	(243)	-	(25,878)
Other income (expense)	(62,123)	(18,952,670)	16,157,502	(18,979,915)

Net income (loss)	$(457,691)	$(19,792,373)	$13,259,834	$(21,463,527)

Basic and diluted net income (loss) per share	$(0.15)	$(6.98)	$4.36	$(8.10)

Weighted average number of
common shares outstanding
basic and diluted	3,061,081	2,837,047	3,040,186	2,650,325

See accompanying notes to the consolidated financial statements.

Terax Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine-Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$13,259,834	$(21,463,527)
Adjustments to reconcile net loss :
Shares issued for compensation	52,995	-
Shares issued for interest expense	-	375,000
Asset retirement obligations	2,319	-
Depreciation, depletion and amortization	513,963	10,864
Impairment of oil and gas properties	998,911	-
Write off of fixed assets	4,753
Unrealized (gain) loss on derivative liability	(16,411,419)	18,535,627
Changes in current assets and liabilities:
Increase and decrease in prepaid expenses and operator advances	556,093	21,070
Increase in accounts payable	45,393	1,575,780
Increase in accrued liabilities	571,953	966,486
Decrease in deposits	-	(12,471)
Net cash used in operating activities	(405,205)	8,829

Cash flows from investing activities
Purchases of oil and gas leases	(252,451)	(4,458,606)
Investments in drilling and equipment	(160,265)	(11,165,540)
Investments in pipeline and gathering system	(70,534)	(3,486,405)
Investments in furniture and fixtures	-	(145,446)
Disposition of equipment and automobile	19,230	-
Net cash used in investing activities	(464,020)	(19,255,997)

Cash flows from financing activities
Proceeds from notes payable	100,000	7,825,000
Payments on notes payable	-	(7,825,000)
Issuance of common stock, net of offering cost	-	22,249,880
Net cash provided by financing activities	100,000	22,249,880

Net (decrease) increase in cash	(769,225)	3,002,712
Cash – beginning of period	779,872	16,614
Cash – ending of period	$10,647	$3,019,326

Supplemental disclosures:
Interest paid	$-	$118,251
Income taxes paid	$-	$-
Non-cash transactions:

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

Note 2 – Going Concern

          Terax's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, Terax has accumulated losses aggregating to $9,847,818, negative working capital of $9,709,208 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2007, all of which raise substantial doubt about Terax's ability to continue as a going concern.

          Terax has numerous litigation related matters, see Note 6 for details, which also raise significant doubt about Terax’s ability to continue as a going concern.

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

Sale of Securities

          On February 7, 2006, Terax entered into a series of securities purchase agreements to sell units consisting of common stock and warrants to four institutional investors for the sale of an aggregate of 640,280 shares of Terax’s common stock and warrants to purchase an additional 640,280 shares of common stock, for an aggregate purchase price of $16,007,000. The unit purchase price of the common stock and corresponding warrant was $1.25 per unit. The warrants are exercisable at an exercise price of $1.50 per share and expire on February 6, 2011. Terax has the right to require exercise of all of the warrants in the event that (i) a registration statement registering the resale of the warrants is then in effect and (ii) the volume weighted average trading price per share of Terax’s common stock for each of the previous thirty trading days is in excess of $2.50 per share.

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

          At March 31, 2007 the fair value of the warrants was determined utilizing the Black Scholes valuation model. The fair value of the warrants at March 31, 2007 was $47,299. The significant assumptions used in the valuation were: the exercise price as noted above; Terax’s common stock price on March 31, 2007, which was $.26 per share; expected volatility of 84.42%; risk free interest rate of approximately 4.5%, and a term of three years and ten months. The resulting unrealized change in fair value of $16,411,419 from June 30, 2006 to March 31, 2007 was recorded in the statement of operations as a gain on derivative liability resulting in a net gain on derivative liability for the period of $16,411,419.

Securities Issued for Compensation

          On September 21, 2006, Terax issued 625 shares of common stock to a former Director as compensation. The share price of the stock on September 21, 2006, was $0.51 per share and therefore $6,375 was recorded in equity and general and administrative expenses.

Note 4 – Oil and Gas Properties

Impairment of Oil and Gas Properties

          The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. During the nine months ended March 31, 2007, the Company recorded an impairment loss of $998,911 on proved producing oil and gas properties.

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

          Following is a reconciliation of the asset retirement obligation liability as of March 31, 2007:

Asset retirement obligation at June 30, 2006	$24,399
Liabilities incurred	-
Liabilities settled	-
Accretion expense	140
Asset retirement obligation at March 31, 2007	$24,539

Note 5 – Note Payable

          On May 12, 2006, Terax issued a promissory note in the principal amount of $2,500,000 to an investor. The note bears interest at the rate of 12.5% per annum, payable on repayment of the Note. The Note is due on demand after December 31, 2006. In addition, interest in the amount of $125,000 is due and payable in 71,429 shares of Terax’s common stock at closing. The note is secured by a security interest in all of Terax’s oil and gas leases and pipeline right of ways and easements in Erath County, Texas, as well as well and pipeline equipment and personal property, contracts and agreements, and production from Terax’s wells located on the leases. In the Event of Default, the holder of the note has the right but not the obligation to seek remedies for repayment of the notes including but not limited to foreclosure and sale of the secured assets. During the nine months ended March 31, 2007, Terax has accrued $255,069 in interest. The total interest accrued to date is $297,021. On January 19, 2007, Terax received a notice of default and a demand letter from the lender seeking repayment in full on the outstanding note. See management’s plans to address this and other liquidity issues discussed in Note 2 above.

          On January 23, 2007, the Company issued a demand note in the principal amount of $500,000 (the “Note”) to Century Capital Management, Ltd., which is controlled by Andrew Hromyk, a director of Terax Energy, Inc. The initial advance under the agreement was $100,000. The Note bears interest at prime rate plus three percent (3%) per annum, payable on repayment of the Note. The Note is due on demand by the lender. The Note is secured by a security interest in all of the Company’s oil and gas leases and pipeline right of ways and easements in Comanche County, Texas. In the Event of Default, the holder of the Note has the right, but not the obligation, to seek remedies for repayment of the Note including but not limited to foreclosure and sale of the secured assets. As of March 31, 2007, approximately $2,111 in interest has been accrued and unpaid.

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

          The date the registration needed to become effective with the Securities and Exchange Commission to avoid any registration penalty was June 7, 2006. However, Terax did not get the registration effective with the Securities and Exchange Commission until August 14, 2006. As a result Terax has incurred a total registration penalty of $536,783 which has been accrued as of March 31, 2007.

Litigation

          On July 20, 2006, an action was commenced in the District Court of Erath County, Texas, against Terax by Centex Pipeline Construction, Inc. for failure to pay for services performed, breach of contract and to foreclose on Centex’s mechanic lien. The Complaint alleges that Terax and Centex entered into an agreement to install certain components of a gas pipeline gathering system on Terax’s Mitchell Ranch property in Erath County, Texas. The Complaint further alleges that Centex completed work on June 5, 2006 and that Terax has failed to pay certain outstanding invoices. Centex has filed a mechanic’s lien to create a security interest against the gathering line and compressor station. Centex is seeking damages in the amount of $510,319 plus interest, attorney fees and entry of an Order of Sale directing the sale by public auction of the property covered by Centex’s mechanic lien.

          On December 13, 2006, Centex obtained a judgment against Terax which provided that any payments to Centex were to be made to Centex and the bank which has an interest in Centex’s receivable from Terax. Provided Terax can get the funds, it’s our plan is to seek a settlement with Centex and its bank.

          On August 28, 2006, an action was commenced in the District Court of Travis County, Texas, against Terax, Andrew Hromyk and Starr County Energy, Inc. by Sam Warren and Tennessee Eastern Oil & Gas, Inc. for damages for breach of a personal services contract with the Plaintiffs, or in the alternative, based upon the doctrine of quantum merit, for value of services which Plaintiffs allegedly rendered to Defendants. The complaint alleges that in early 2006, Tennessee Eastern and Starr County entered into an agreement to purchase certain oil and gas properties located in Tennessee, which agreement was terminated. The complaint alleges that Hromyk continued discussions with Plaintiff Warren and indicated that a lawsuit filed against Terax by William Rhea was impeding the potential sale of the Tennessee property, at which point, Warren offered to assist with settling the William Rhea lawsuit. The complaint further alleged that Plaintiffs negotiated and mediated a settlement of the William Rhea lawsuit and that after the lawsuit was settled, the Defendants breached their agreement to purchase the Tennessee property for $5.7 million. The Plaintiffs are seeking a judgment against the Defendants in the amount of $5.7 million and attorneys’ fees and expenses and costs of court.

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

          On November 3, 2006, Terax was notified that BJ Services filed a Motion for Summary Judgment with the court. On December 7, 2006, the court issued an abstract of judgment in favor of BJ Services Company; Terax plans to reach a settlement with BJ Services in the near future provided the funds are available.

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

          On January 29, 2007, Brett Construction filed a motion for summary judgment with the court but Terax plans to reach a settlement with Brett Construction in the near future provided funds are available.

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

Note 7 – Subsequent Events

          On April 26, 2007, Terax entered into a Purchase and Sale Agreement with Westar Oil, Inc. (“Westar”) pursuant to which the Company agreed to sell approximately 3.8 million shares of its common stock to Westar. The 3.8 million shares will be approximately 55% of the total outstanding and issued shares of the Company once the transaction is completed. At the initial closing, Terax sold 618,000 common shares at a price of $0.21 per share for a consideration of $129,780. Pursuant to the terms of the Purchase and Sale Agreement a second closing will be held, provided that as of July 15, 2007, there shall not be any bankruptcy or insolvency proceeding against the Company, pursuant to which Terax will sell to Westar the remaining 3,182,000 share of common stock a price of $0.21 per share or total of $668,220. Westar has represented that the shares are for investment purposes and there is no provision in the agreement for registration of the shares. As part of the agreement, Terax agreed to elect Westar’s nominee for a Director and Chief Executive Officer of the Company.

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

Results of Operations

Third Quarter of 2007 Compared to Third Quarter of 2006

The following overview provides a summary of key information concerning our financial results for the third quarter of our fiscal year ending June 30, 2007.

	Three Months	Three Months	Increase
	March 31, 2007	March 31, 2006	(Decrease)
Revenue	$-	$-	$-

Expenses:
Depletion and depreciation	151,131	7,475	143,656
Impairment of properties	-	-	-
General and administrative	244,437	832,228	(587,791)
Total expenses	395,568	839,703	(444,135)

(Loss) from operations	(395,568)	(839,703)	444,134

Other income (expense):
Dividend income	-	43,902	(43,902)
Interest expenses	(99,645)	(460,702)	361,057
Other	-	(243)	243
Gain (loss) on derivative liability	37,522	(18,535,627)	18,573,149
Net Income( loss)	$(457,691)	(19,792,373)	19,334,682

Revenue

Terax had no revenue for the third quarter of fiscal 2007 and 2006. Production on Terax’s properties did not begin until the fourth quarter of 2006. In August and September 2006 Terax shut in all of its production due to its financial situation.

Expenses

Operations on Terax’s oil and gas properties did not begin until the fourth quarter of 2006 and all production was shut in during August and September 2006. Terax did not incur any lease operating, depletion and depreciation, or impairment expenses on oil and gas properties for the third quarter of 2006 and no lease operating expenses or impairment expenses on oil and gas properties were incurred in third quarter of 2007.

General and administrative expenses for the third quarter of 2007 as compared to the third quarter of 2006 were $244,437 and $832,228, respectively, for a decrease of $587,791. The decrease in general and administrative expenses was primarily due to a reduction in professional fees in the third quarter of 2007 of $387,324 compared to 2006.

Other Income (Expense)

Dividend income for the third quarter of 2007 and 2006 was $nil and $43,902, respectively, for a decrease of $43,902 which was the result of a decrease in funds available in an interest bearing account.

Interest expense for the third quarter of 2007 and 2006 was $99,645 and $460,702, respectively, for a decrease of $361,057. During the third quarter of 2007and 2006 the outstanding debt was $2,500,000 and $5,000,000, respectively, but the debt in the third quarter of 2006 was outstanding for only part of the quarter. The rate of interest for the debts in the third quarter of 2007 and 2006 was approximately the same but the debt holder in 2006 was issued stock with a value of $375,000 in addition to the interest earned.

The gain on derivative liability in the third quarter of 2007 was $37,522 compared to a loss of $18,535,627 in the third quarter of 2006 for decrease of $18,573,149.

Net Income (Loss)

Our net loss for the third quarter of 2007 was $457,691 compared to a net loss of $19,792,373 for the third quarter of 2006, for an decrease in net loss of $19,334,682. Of this decrease in net loss, $18,573,149 was attributable to non-cash gain associated with derivative liability offset by $143,656 increase in non-cash cost associated with depletion and depreciation expenses.

First Nine Months of 2007 Compared to First Nine Months of 2006

The following overview provides a summary of key information concerning our financial results for the first nine months of our fiscal year ending June 30, 2007.

	Nine Months	Nine Months	Increase
	March 31, 2007	March 31, 2006	(Decrease)
Revenue	$189,139	$-	$189,139

Expenses:
Depletion and depreciation	513,963	10,864	503,099
Impairment of properties	998,911	-	998,911
General and administrative	1,573,933	2,472,748	(898,815)
Total expenses	3,086,807	2,483,612	603,195

(Loss) from operations	(2,897,668)	(2,483,612)	(414,056)

Other income (expense):
Dividend income	3,262	74,841	(71,579)
Interest expenses	(257,179)	(493,251)	236,072
Other	-	(25,878)	25,878
Gain (Loss) on derivative	16,411,419	(18,535,627)	34,947,046
liability

Net Income ( loss)	$13,259,834	(21,463,527)	$34,723,361

Revenue

Total revenue for the first nine months of 2007 and 2006 was $189,139 and $0, respectively. Production on the Company’s properties did not begin until the fourth quarter of 2006. In August and September 2006 Terax shut in all of its production due to its financial situation.

Expenses

Operations on the Company’s oil and gas properties did not begin until the fourth quarter of 2006. Therefore the Company did not incur any lease operating, depletion and deprecation, and impairment expenses for the first nine months of 2006.

General and administrative expenses for the first nine months of 2007 as compared to the first nine months of 2006 were $1,573,933 and $2,472,748, respectively, for a decrease of $898,815. The decrease in general and administrative expenses is due primarily to severance payment to a former officer in the first nine months of 2006.

Other Income (Expense)

Dividend income for the first nine months of 2007 and 2006 was $3,262 and $74,841, respectively, for a decrease of $71,579 which was the result of a decrease in funds available in an interest bearing account.

Interest expense for the first nine months of 2007 and 2006 was $257,179 and $493,251, respectively, for a decrease of $236,072. During the first nine months of 2007 and 2006 the outstanding debt was $2,500,000 and $5,000,000, respectively, but the debt was outstanding for only part of the quarter in 2006. The rate of interest for the debt in the first nine months of 2007 was the same as the interest rate on the debt in the first nine months of 2006. The rate of interest for the debts in the third quarter of 2007 and 2006 was approximately the same but the debt holder in 2006 was issued stock with a value of $375,000 in addition to the interest earned.

The gain on derivative liability in the first nine months of 2007 was $16,411,419 compared to a loss of $18,535,627 for an increase of $34,947,046.

Net Income (Loss)

Our net income for the first nine months of 2007 was $13,259,834 compared to a net loss of $21,463,527 for the first nine months of 2006, for an increase in the income of $34,723,361. Of this increase, $34,947,046 was attributable to non-cash income associated with derivative liability offset by $503,099 non-cash cost associated with depletion and depreciation expenses.

Liquidity and Capital Resources

          As of March 31, 2007 we had a net working capital deficit of $9,709,208 compared to a net working capital deficit of $23,200,422 at year end June 30, 2006. If the non-cash derivative liability is not considered, the working capital deficit would be $9,661,909 at March 31, 2007 and $6,741,703 at June 30, 2006. The $13,491,214 increase in our working capital position was primarily attributable to the decrease in derivative liability of $16,411,419, offset by a decrease in prepaid expense and advances to operators of $556,093, an increase in accounts payable of $920,653 and an increase in accrued liabilities of $574,235.

          Net cash flow used in operations was $405,205 for the nine months ended March 31, 2007. The primary use of cash in operating activities was to fund our net loss. Net cash used in investing activities for the nine months was $464,020 and primarily consisted of an increase in purchases of oil and gas leases of $252,451, an increase in investment in drilling and equipment, and an investment in pipeline and gathering system of $160,265, compared to $19,110,551 in purchases of oil and gas leases, drilling and equipment; and pipeline and gathering for the nine months ended March 31, 2006.

          There was $100,000 in net cash provided by financing activities during the nine months ended March 31, 2007, compared to $22,249,880 provided from the sale of stock for the nine months ended March 31, 2006. The cash provided in the nine months ended March 31, 2006 was from both equity and debt financings. From August 8, 2005 through September 14, 2005, Terax issued 739,000 Units at a price of $10.00 per Unit for gross proceeds to Terax of $7,390,000. Each Unit consisted of eight shares of our common stock (each a “Unit Share”) and four non-transferable share purchase warrants (each a “Unit Warrant”). Each Unit Warrant is exercisable into one share of our common stock (each a “Warrant Share”) at an exercise price of $1.75 per share. During the nine months ended March 31, 2006, Terax borrowed $325,000 bearing interest at 6% per annum and $7,500,000 bearing interest at 12.5% per annum. The notes had interest of $493,251 during the first nine months of 2006. In May 2006, Terax borrowed $2,500,000 which was still outstanding at March 31, 2007. The interest rate on the $2,500,000 is 12.5% per annum and the note had accrued interest of $297,021 at March 31, 2007. On January 19, 2007, Terax received notice of default from the lender and a demand for payment.

          Our liquidity has continued to be adversely affected during the nine months ended March 31, 2007, due to Terax not being able to secure additional financing to fund its operations. Since March 31, 2007, Terax has continued to seek financing for its operations but has been unsuccessful.

          Terax has numerous litigation related matters which also raise significant doubt about Terax’s ability to continue as a going concern.

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

As of March 31, 2007, we had assets of $16,054,228, and $9,747,970 in liabilities, resulting in a stockholders’ equity of $6,306,258.

Significant changes in the number of employees

During the nine month period ended March 31, 2007, there were reductions in the number of employees and full-time consultants. The number of employees has been reduced from 4 to 2 and the numbers of full-time consultants were reduced from 6 to none.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a- 15(e) an 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and, Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal controls: There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

          On July 20, 2006, an action was commenced in the District Court of Erath County, Texas, against Terax by Centex Pipeline Construction, Inc. for failure to pay for services performed, breach of contract and to foreclose on Plaintiff’s mechanic lien. The Complaint alleges that Terax and Centex entered into an agreement for to install certain components of a gas pipeline gathering system on Terax’s Mitchell Ranch property in Erath County, Texas. The Complaint further alleges that the Plaintiff completed work on June 5, 2006 and that Terax has failed to pay certain outstanding invoices. The Plaintiff’s has filed a mechanic’s lien to create a security interest against the gathering line and compressor station. The Plaintiff’s is seeking damages in the amount of $510,319 plus interest, attorney fees and entry of an Order of Sale directing the sale by public auction of the property covered by the Plaintiff’s mechanic lien.

          On December 13, 2006, Centex obtained a judgment against Terax which provided that any payments to Centex were to be made to Centex and the bank which has an interest in Centex’s receivable from Terax. Provided Terax can get the funds, it’s our plan is to seek a settlement with Centex and its bank.

          On August 28, 2006, an action was commenced in the District Court of Travis County, Texas, against Terax, Andrew Hromyk and Starr County Energy, Inc. by Sam Warren and Tennessee Eastern Oil & Gas, Inc. for damages for breach of a personal services contract with the Plaintiffs, or in the alternative, based upon the doctrine of quantum merit, for value of services which Plaintiffs allegedly rendered to Defendants. The complaint alleges that in early 2006, Tennessee Eastern and Starr County entered into an agreement to purchase certain oil and gas properties located in Tennessee, which agreement was terminated. The complaint alleges that Hromyk continued discussions with Plaintiff Warren and indicated that a lawsuit filed against Terax by William Rhea was impeding the potential sale of the Tennessee property, at which point, Warren offered to assist with settling the William Rhea lawsuit. The complaint further alleged that Plaintiffs negotiated and mediated a settlement of the William Rhea lawsuit and that after the lawsuit was settled, the Defendants breached their agreement to purchase the Tennessee property for $5.7 million. The Plaintiffs are seeking a judgment against the Defendants in the amount of $5.7 million and attorneys’ fees and expenses and costs of court.

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

          On November 3, 2006, Terax was notified that BJ Services filed a Motion for Summary Judgment with the court. On December 7, 2006, the court issued an abstract of judgment in favor of BJ Services Company; Terax plans to reach a settlement with BJ Services in the near future provided the funds are available.

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

          On January 29, 2007, Brett Construction filed a motion for summary judgment with the court but Terax plans to reach a settlement with Brett Construction in the near future provided funds are available.

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

Item 3. Defaults Upon Senior Securities.

On May 12, 2006, Terax issued a promissory note in the principal amount of $2,500,000 (the “Note”) to an investor. The Note bears interest at the rate of 12.5% per annum, payable on repayment of the Note. The Note is due on demand after December 31, 2006. In addition, interest in the amount of $125,000 is due and payable in 71,429 shares of Terax’s common stock at closing. The Note is secured by a security interest in all of Terax’s oil and gas leases and pipeline right of ways and easements in Erath County, Texas, as well as well and pipeline equipment and personal property, contracts and agreements, and production from Terax’s wells located on the leases. In the Event of Default, the holder of the note has the right but not the obligation to seek remedies for repayment of the notes including but not limited to foreclosure and sale of the secured assets. During the nine months ended March 31, 2007, Terax has accrued $255,068 in interest. The total interest accrued to date is $297,021. On January 19, 2007, Terax received notice of default from the lender and a demand for payment.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Principal Financial Officer)

SIGNATURES

          In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAX ENERGY, INC.

Date: May 15, 2007	By: /s/ Linda Contreras
Linda Contreras
Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer